Form 10QSB
period 1996-09-30
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 1996-11-12
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

Commission File Number 0-24940


                        PIONEER COMMERCIAL FUNDING CORP.
        (Exact name of small business issuer as specified in its charter)

        New York                                           13-3763437
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                     6660 Reseda Boulevard, Reseda, CA 91335
              (Address and Zip Code of Principal Executive Offices)

                    Issuer's Telephone Number: (818) 776-0590

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes      No  X
    -----   -----

      There were 1,442,272 shares of the registrant's common stock outstanding as of November 11, 1996.

Part  I Financial Information

        Item 1    Financial Statements

                        PIONEER COMMERCIAL FUNDING CORP.
                                 BALANCE SHEETS

                                                    September 30     March 31
                                                        1996           1996
                                                     (unaudited)
                                                    ------------   ------------

                                     ASSETS

Cash and temporary cash investments                 $    586,707   $     98,349
Loans receivable, mortgage warehouse lending           3,086,542      3,512,775
Accrued interest and fees receivable                      24,204         30,007
Deferred cost of equity offering                            --          445,731
Fixed Assets
   Furniture and equipment                                54,910         50,370
   Proprietary computer software                         472,865        469,655
                                                    ------------   ------------
                                                         527,775        520,025
  Less accumulated depreciation and amortization         352,686        302,035
                                                    ------------   ------------
  Net Fixed Assets                                       175,089        217,990
                                                    ------------   ------------

Other assets                                             197,558         26,087
                                                    ------------   ------------
   Total Assets                                     $  4,070,100   $  4,330,939
                                                    ============   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Loans payable, mortgage warehouse                $  1,581,605   $  3,254,235
   Revolving lines, of credit                               --           79,400
   Bridge financing (notes totaling $100,000
      less unamortized discount of $37,500)                 --           62,500
   Accrued interest payable                                5,893         43,564
   Due to mortgage banking companies                      36,103         20,917
   Accounts payable and accrued expenses                 115,192        261,163
   Deferred legal fees                                    74,793         76,743
                                                    ------------   ------------
      Total Liabilities                                1,813,586      3,798,522
                                                    ------------   ------------

Commitments and Contingencies
Shareholders' Equity:
   Common stock-$.01 par value; authorized
    5,000,000 shares; 1,442,272 and 835,000
    shares issued and outstanding at
    September 30 and March 31, 1996,
    respectively                                          14,423          8,350
Additional paid-in capital                            10,563,027      8,598,634
Accumulated deficit                                   (8,320,936)    (8,074,567)
                                                    ------------   ------------
   Total shareholders' equity                          2,256,514        532,417
                                                    ------------   ------------
   Total liabilities and shareholders' equity       $  4,070,100   $  4,330,939
                                                    ============   ============

      The accompanying notes are an integral part of these balance sheets.

                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTH & SIX MONTH PERIODS ENDED SEPTEMBER 30, 1996 & 1995
                                   (Unaudited)

                                         Three Months Ended       Six Months Ended
                                            September 30            September 30
                                       ---------------------   ---------------------
                                          1996        1995        1996        1995
                                       ---------   ---------   ---------   ---------
INCOME
Interest income                          $42,713      $1,966    $103,280      $6,452
Commissions and fees                       1,500       3,000       1,500       3,000
Processing fees                           12,275       1,940      24,943       1,940
     Total income                         56,488       6,906     129,723      11,392

DIRECT COSTS
Interest expense - warehouse and
     revolving lines of credit            42,282       5,975     108,682       6,205
Interest expense - bridge financing       25,355      21,920      42,385      57,568
Bank charges and fees                      2,289       1,693       5,905       2,846
Bank processing fees                       3,300        --         6,300        --
     Total direct costs                   73,226      29,588     163,272      66,619

LOSS BEFORE OPERATING EXPENSES           (16,738)    (22,682)    (33,549)    (55,227)
OPERATING EXPENSES                       121,913      93,639     218,379     193,870
     Loss from operations               (138,651)   (116,321)   (251,928)   (249,097)

OTHER INCOME (EXPENSE)
Interest income - other                    9,037      16,796       9,307      23,590
Interest expense - other                  (1,178)     (1,178)     (2,356)     (2,356)
     Total other income (expense)          7,859      15,618       6,951      21,234

LOSS BEFORE INCOME TAXES                (130,792)   (100,703)   (244,977)   (227,863)
PROVISION FOR INCOME TAXES                  --          --         1,392       1,180
     Net loss                          ($130,792)  ($100,703)  ($246,369)  ($229,043)

LOSS PER SHARE OF COMMON
 STOCK                                    ($0.11)     ($0.12)     ($0.25)     ($0.28)

WEIGHTED AVERAGE NUMBER OF
 SHARES                                1,155,315     825,000     996,629     825,000

        The accompanying notes are an integral part of these statements.

                        PIONEER COMMERCIAL FUNDING CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1996
                                   (Unaudited)

                               Common       Additional     Accumulated      Total
                               Stock        Paid-in        Deficit      Stockholders'
                                            Capital                        Equity
                               -----------  ------------   -----------   -----------
Balances
March 31,1996                  $     8,350  $  8,598,634   ($8,074,567)  $   532,417

Issuance of 7,272 common
shares in connection with
bridge financing                        73           (73)         --            --

Issuance of 600,000 shares of
common stock and warrants            6,000     1,964,466          --       1,970,466

Net loss for the period               --            --        (246,369)     (246,369)
                               -----------  ------------   -----------   -----------
                               $    14,423  $ 10,563,027   ($8,320,936)  $ 2,256,514

         The accompanying notes are an integral part of this statement.

                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 1996 and 1995
                                   (Unaudited)

                                                         1996          1995
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                              ($  246,369)  ($  229,043)
                                                      -----------   -----------
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                             110,936        98,267
(Increase) decrease in
Accrued interest receivable                                 5,803        10,360
Other assets                                             (191,900)      (20,758)
Increase (decrease) in
Accrued interest payable                                  (37,671)       (7,792)
Due to mortgage banking companies                          15,186       (34,834)
Accounts payable and Accrued expenses                    (150,277)       26,258
Total adjustments                                        (247,923)       71,501
Net cash used in operating activities                    (494,292)     (157,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Mortgage Warehouse Loans Receivable           426,233       509,642
Purchase of Fixed Assets                                   (7,750)         (350)
Net cash provided by investing activities                 418,483       509,292

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in borrowings used in operations,
  net of issuance costs                                (1,672,630)     (545,930)
Decrease in revolving line of credit and bridge
  financing                                              (179,400)
(Increase) decrease in deferred costs of equity
  offering                                                445,731       (81,585)
Proceeds from issuance of stock                         1,970,466

Net cash provided by (used in) financing activities       564,167      (627,515)

Net increase (decrease) in cash                           488,358      (275,765)

CASH AND TEMPORARY CASH INVESTMENTS
  APRIL 1,1996 and 1995                                    98,349       437,574
CASH AND TEMPORARY CASH INVESTMENTS
  SEPTEMBER 30,1996 and 1995                          $   586,707   $   161,809

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid                                         $   130,468   $     2,872

        The accompanying notes are an integral part of these statements.

                        PIONEER COMMERCIAL FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements for Pioneer Commercial Funding Corp. (the "Company") contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of September 30, 1996, the results of operations for the three and six month periods ended September 30, 1996 and 1995 and its cash flows for the six months ended September 30, 1996 and 1995. The results of operations for the six month and three month periods ended September 30, 1996 and 1995 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's March 31, 1996 audited financial statements and notes thereto, together with the Managements Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1996 and for the year then ended included in the Company's definitive prospectus dated August 12, 1996.

                        PIONEER COMMERCIAL FUNDING CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                         SEPTEMBER 30, 1996 (Unaudited)


2.    OPERATING EXPENSES

Operating expenses consisted of the following:

                               Three Month Period Ended  Six Month Period Ended
                                     September 30,            September 30,
                               ------------------------  ----------------------

                                   1996         1995        1996        1995
                                 --------     --------    --------    --------

   Salaries and benefits         $ 33,488     $ 29,759    $ 52,821    $ 66,859
   Depreciation and amortization   25,325       25,325      50,650      50,650
   Professional fees               13,140       12,703      26,196      25,203
   Utilities                        5,599        4,555      11,144       8,853
   Temporary staff services        13,165        9,785      23,849      15,776
   Rent                             2,903        2,903       5,805       5,805
   Other                           28,293        8,609      47,914      20,724
                                 --------     --------    --------    --------
                                 $121,913     $ 93,639    $218,379    $193,870
                                 ========     ========    ========    ========

3.   INITIAL PUBLIC OFFERING

The Company consummated its initial public offering (the "Offering") on August 16, 1996, at which time it issued 600,000 shares of common stock (.01 par value) for $5.00 per share and redeemable warrants to purchase 600,000 additional shares of the Company's common stock at an exercise price of $5.50 per share for $.10 per warrant (the "Warrants"). The Warrants are exercisable until August 12, 2000. On October 4, 1996, the Company issued an additional 90,000 Warrants pursuant to the over-allotment option granted to its underwriter with respect to the Offering. The Company received net proceeds from the Offering of $2,675,556 (excluding the proceeds of $7,830 derived from the underwriter's exercise of the over-allotment option), and recorded an increase to stockholders' equity in the amount of $1,970,466 which is net of $705,090 in deferred costs of the equity offering which were paid for by the Company prior to consummation of the transaction.

Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

General

      As of June 14, 1993, when the Company began its first active operations after its emergence from Chapter 11, it had an available credit line of $1 million from one source, i.e., United Mizrahi Bank & Trust Company ("UMB"). The Company's lines of available credit were subsequently increased to an aggregate of $2.35 million as of March 31, 1995 and $4.2 million as of June 1996. Substantially all of the business conducted by the Company during the years ended March 31, 1994 and 1995 was with one active mortgage banking company who had a credit line approved by the Company in the amount of $2 million. In April 1995, the Company discontinued that customer's credit line when it failed to comply with the Company's underwriting requirement to provide audited financial statements for the year ended December 31,1994. As a result of the death of the Company's former Chairman and Chief Executive, the Company did not engage in any substantial mortgage warehouse lending activities from April 1995 through August 1995. During the period from August 1995 through November 1995, the Company developed customer relationships with three new mortgage banking companies, and from August 1995 through March 1996, the Company generated approximately $20.4 million in mortgage warehouse lending volume from those new customers. Between April 1, 1996 and September 30, 1996 these customers generated $26.796 million in volume a 31% increase over the fiscal year ended March 31, 1996. During September, 1996, the Company added a fourth customer which received a $5 million line of credit.

      The Company is in the process of evaluating the creditworthiness of several other potential customers. Although the Company expects to conduct business in the future with a greater number of mortgage banking customers, and thereby reduce the risks attendant in relying upon a small number of sources to support its business, no assurance can be given that it will receive such applications, or that such applicants will thereafter engage in a large enough volume of mortgage warehouse lending transactions to sustain the Company's operations. The cessation of business of any of the Company's active customers or the inability of its customers to provide the Company with an increased level of loan volume could materially adversely affect the Company's ability to generate sufficient revenues to operate profitably and to continue to meet its cash obligations in future periods.

      During the six month periods September 30, 1995 and 1996, the Company incurred net losses of $229,043 and $246,369 respectively. Such losses were partly attributed to noncash expenses (primarily depreciation, amortization and debt discount expenses) totaling $98,267 and $110,936 during 1995 and 1996, respectively, and the inability of the Company to generate a sufficient volume of loan transactions with its customers.

Results of Operations

Six Month Period Ended September 30, 1995 Compared with the Six Month Period Ended September 30, 1996

Revenues. During the six month period ended September 30, 1996, revenues increased to $129,723 compared to $11,392 for the six month period ended September 30, 1995. Such revenue was generated from the three customers added during the period August, 1995 through November, 1995 and the fourth customer added September 20, 1996. 331 loans totaling $26,796,000 were funded during the six month period ended September 30, 1996, which represented 65% and 31% increases, respectively, in the total number of loans and the dollar volume of loans funded during the entire fiscal year ended March 31, 1996. The interest and processing fee component of such revenues reported for the six months ended September 30, 1996 amounted to $103,280 and $26,443, respectively, compared to $6,452 in interest and $4,940 in processing fees for the six months ended September 30, 1995.

Direct Costs. The Company's direct costs consist of the interest and other charges which it must pay to its revolving credit line providers and the interest which it paid to the lenders who had provided bridge financing to the Company (the "Bridge Financing") in connection with the initial public offering of securities which the Company completed in August 1996 (the "Offering"). During the six month periods ended September 30, 1995 and 1996, the Company's interest expense and other bank charges paid to revolving line of credit providers amounted to $9,051 and $120,887, respectively. Due primarily to the death of the Company's former Chairman and Chief Executive in March 1995, the shrinkage, and ultimate cessation of mortgage lending operations which took place by reason thereof, and the restructuring of the Company's management and operations which took place during the first half of the fiscal year ended March 31, 1996, the Company only financed a total of 17 loans totaling $1,233,236 in the weighted average principal amount of $72,543 for an average duration of 14 days per borrowing during the six month period ended September 30, 1995. During the six month period ended September 30, 1996, the Company financed a total of 331 loans totaling $26,796,000 in the weighted average principal amount of $80,955 for an average duration of 14 days per borrowing, which amounts include 277 loans funded through bank borrowings aggregating $22,349,000 in the weighted average principal amount of $80,682. Such increase in loan activity was due to the Company's above mentioned addition of four customers. The increase in interest expense and bank fees was due to the increase in loan funding operations and the use of the Company's bank credit facility.

      Interest expense on the Bridge Financing for the six month periods ended

September 30, 1995 and September 30, 1996 amounted to $14,824 and $4,885, respectively, and debt discount amortization thereon during the same periods amounted to $42,744 and $37,500, respectively. In February, 1996, the Company paid the sum of $122,492 in full satisfaction of its indebtedness to two of the Bridge Financing lenders. Upon the closing of the Offering, the remaining Bridge Financing obligation of $128,356 (which included $28,356 in accrued interest) was retired in full.

Operating Expenses. The Company's operating expenses of $193,870 during the six month period ended September 30, 1995 consisted primarily of depreciation and amortization of $50,650, the primary component of which is the Collateral Tracking System ($46,156); salaries and benefits to the Company's former Chairman and Chief Executive and to its Senior Vice President ($66,859); legal and accounting fees ($25,203); telephone ($8,853), office rent ($5,805), temporary staff ($15,776) and miscellaneous expenses ($20.724 in the aggregate). The Company's operating expenses of $218,379 during the six month period ended September 30, 1996 consisted primarily of depreciation and amortization of ($50,650), the primary component of which is the Collateral Tracking System ($46,156), salary and benefits to the Company's Chief Executive, its President, its Senior Vice President and office staff ($52,821); accounting and legal fees ($26,196); telephone ($11,144); office rent ($5,805); temporary staff ($23,849) and miscellaneous of ($47,914). The increase in such expenses during the six month period ended September 30, 1996 as compared to the comparable period during 1995, was due to the increase in lending activity and the increased costs associated with the professional, financial consulting and similar services which the Company has incurred by reason of its change in status from a privately owned to a publicly held company.

Net Loss. During the six month periods ended September 30, 1995 and 1996 the Company incurred net losses of $229,043 and $246,369, respectively. Such losses were primarily due to the Company's inability during the former period, and its lack of success following the completion of the Offering in August 1996 during the latter period, to attract additional warehouse loan lines of credit which it needs in order to operate profitably. Such non-cash expenses as depreciation, amortization and debt discount totaling $98,267 and $110,936, respectively, were also contributing factors to such losses.

Cash Flows from Operations. The company generated negative cash flows from operations of $157,542 for the six month period ended September 30, 1995 which resulted primarily from a loss from operations of $229,043. The negative cash flow from operations of $494,292 for the six month period ended September 30, 1996 resulted primarily from a decrease in accounts payable and accrued expenses ($150,277), an increase in other assets of ($191,900) and the loss from operations of ($246,369).

      In order to operate profitability, the Company needs to increase its warehouse loan lines of credit beyond its current level of $4,000,000. Accordingly, immediately after the closing of its Offering in August 1996, the Company began to focus its efforts on acquiring such additional credit lines. In that regard, the Company thus far has sought warehouse lending lines of credit from approximately 20 different financial institutions. Several of such lenders have declined to extend credit to the Company for a variety of reasons including, but not limited to, the relatively small size of the Company's asset and equity bases in relation to such lenders' lending parameters. As of the date of this Report, the Company is maintaining dialogues with not less than eight financing sources who have expressed an interest in considering the Company's application for financing, and it intends to make applications to additional warehouse line of credit sources. Although the Company believes that the addition of the $1,970,466 portion of the proceeds of the Offering which it is employing in its mortgage warehousing operations will enable it to effect the needed expansion of its credit facilities by as much as $10 - 20 million, and thereby achieve profitability through the ability to increase its customer base and aggregate dollar loan volume which such additional lending capacity will permit it to undertake, no assurances can be given in that regard.

Realizability of Long-Lived Assets. Management has evaluated the realization of its long-lived assets (primarily furniture and equipment and proprietary computer software) having a net book value of $175,089 at September 30,1996 in accordance with the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Based on such evaluation and taking into consideration the positive cash flows and earnings the Company believes it will be able to generate in future periods, management does not believe that there is an impairment of its long-lived assets at September 30, 1996.

Liquidity and Capital Resources. UMB has granted a $4,000,000 warehousing line of credit to the Company. On September 10, 1996 the company paid UMB a $40,000 renewal fee in connection with the extension of that credit facility through August 31, 1997. The Company's primary sources of the capital which it employs in its warehouse lending operations are borrowings under its UMB line of credit and its net equity capital funds of approximately $2,072,000. The Company's management believes that such capital will enable it to increase its customer base and thereby create a greater demand for and volume of loans to be funded, which in turn, will generate sufficient revenues from such expanded operations to meet the Company's cash flow requirements for at least the next twelve months. The Company further believes that its larger equity base should enhance its ability to obtain additional lines of credit with which to further expand its operations and the production of revenues in connection therewith. Although management believes that it will be able to obtain additional credit lines, expand its customer base and thereby generate higher revenues through greater and more efficient usage of its available capital, no assurances can be given that the Company will be able to accomplish any of such goals.

Net Operating Loss Carryforwards

As of September 30, 1996, the Company had available net operating loss carryforwards of approximately $2.3 million. As a result of changes in the Company's common stock ownership, the Company is subject to annual limitations pertaining to the use of such operating loss carryforwards. The Company expects that the amount of net operating loss carryforwards which may be utilized in any future period will be limited to an amount not to exceed approximately $100,000 per year. Management believes that the losses that it has incurred since the 1994 merger of Pioneer Commercial Funding Corp. with the Company are not subject to these limitations. The Company's ability to use such net operating loss carryforwards is dependent upon its ability to generate taxable income in the future.

Three Month Period Ended September 30, 1995 Compared with the Three Month Period Ended September 30, 1996

Results of Operations

Revenues. During the three month period ended September 30, 1996 revenues increased to $56,488 compared to $6,906 for the three month period ended September 30 1995. The volume of loan fundings during the three month periods ended September 30, 1995 and 1996 totaled approximately $1,110,586 and $12,021,000, respectively. Interest and processing fees for the three month periods ended September 30, 1996, totaled $54,988, compared to $3,906 for the three month period ended September 30,1995. Such increases in revenues, loan fundings and interest and processing fees were due to the increase in loan activity experienced by the Company during the latter period.

Direct Costs. During the three month periods ended September 30, 1995 and 1996, interest expense and other bank charges paid to the Company's revolving line of credit providers amounted to $7,668 and $47,871, respectively. During the three month period ended September 30, 1995, the Company financed a total of 16 loans totaling $1,110,586 in the weighted average principal amount of $69,412 for an average duration of 14 days per borrowing. During the three month period ended September 30, 1996, the Company financed a total of 159 loans totaling $12,021,000 in the weighted average principal amount of $75,805 for an average duration of 15 days per borrowing, which amounts included 110 loans funded through bank borrowings aggregating $8,408,000 in weighted average principal amounts of $77,066. The increase in interest expense and bank fees was due to an increase in the use of the Company's bank credit facility engendered by the above-described increase in loan activity.

      Interest expense on the Bridge Financing for the three month period ended September 30, 1995 and September 30, 1996 amounted to $6,000 and $1,534 respectively, and debt discount amortization thereon during the same periods amounted to $15,920 and $23,821, respectively.

Operating Expenses. The Company's operating expenses of $93,639 during the three month period ended September 30, 1995 consisted primarily of depreciation and amortization of ($25,325), the primary component of which is the Collateral

Tracking System ($23,078); salary and benefits to the Company's former Chairman and Chief Executive and to its Senior Vice President ($29,759); accounting and legal fees ($12,703); telephone ($4,555); office rent ($2,903); temporary staff ($9,785) and miscellaneous of ($8,609). The Company's operating expenses of $121,913 during the three month period ended September 30, 1996 consisted primarily of depreciation and amortization of ($25,325) the primary component of which is the Collateral Tracking System ($23,078); salaries and benefits to the Company's Chief Executive, its President, its Senior Vice President and office staff ($33,488); legal and accounting fees ($13,140); telephone ($5,599); office rent ($2,903); temporary staff ($13,165) and miscellaneous expenses ($28,293 in the aggregate). The increase in such expenses for the three month period ended September 30, 1996 was due to the increase in lending activity and the increased costs associated for professional, financial consulting and similar services which the Company has incurred by reason of its change in status from a privately owned to a publicly held company.

Net Loss. During the three month periods ended September 30, 1995 and 1996, the Company incurred net losses of $100,703 and $130,792, respectively. The limited nature of the lending capital which was available to the Company, coupled with the non-cash expenses, which it incurred during each of such periods primarily depreciation, amortization and debt discount totaling $48,424 and $61,648 respectively, were substantial contributing factors to such losses. The inability to attract customers and the higher loan volume which they would generate which were caused by the Company's lack of sufficient warehouse loan credit availability also negatively impacted net income for the above mentioned periods.

Part II     Other Information

      Item 6      Exhibits and Reports on Form 8-K

      (a)   Exhibits

Exhibit No.       Description
-----------       -----------

   27             Financial Data Schedule


      (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter for which this report has been filed.

                                    Signature

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Pioneer Commercial Funding Corp.


Dated:  November 12, 1996           By:        /s/ Glenda S. Klein
                                       ------------------------------------
                                       Glenda S. Klein, Sr. Vice President
                                         and Principal Financial Officer