Form 10QSB
period 1996-12-31
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 1997-02-13
CIK 867713

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1996

Commission File Number 0-24940

                        PIONEER COMMERCIAL FUNDING CORP.
       (Exact name of small business issuer as specified in its charter)

          New York                                   13-3763437
(State or Other Jurisdiction of         (IRS Employer Identification No.)
Incorporation or Organization)

                6660 Reseda Boulevard, Reseda, California 91335
             (Address and Zip Code of Principal Executive Offices)

                    Issuer's Telephone Number (818) 776-0590

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No     .
   -----   -----

     There were 1,442,272 shares outstanding of the registrant's common stock outstanding as of February 11, 1997.

Part I   Financial Information

     Item 1 - Financial Statements

                        PIONEER COMMERCIAL FUNDING CORP.
                                 BALANCE SHEETS

                                                                                  December 31,        March 31,
                                                                                     1996                1996
                                                                                  (unaudited)
                                                                                  ------------        -----------
    ASSETS

Cash and temporary cash investments                                               $   355,293         $    98,349

Loans receivable, mortgage warehouse lending                                        4,315,237           3,512,775
Accrued interest and fee receivable                                                    33,358              30,007
Deferred cost of equity offering                                                      222,060             445,731
Fixed Assets
    Furniture and equipment                                                           106,540              50,370
    Proprietary computer software                                                     476,215             469,655
    Leasehold Improvements                                                             10,632                   0
                                                                                  -----------         -----------
                                                                                      593,387             520,025
    Less accumulated depreciation and amortization                                    378,010             302,035
                                                                                  -----------         -----------
         Net Fixed Assets                                                             215,377             217,990
                                                                                  -----------         -----------

Other assets                                                                          467,023              26,087
                                                                                  -----------         -----------
         Total Assets                                                             $ 5,608,348         $ 4,330,939
                                                                                  ===========         ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Loans payable, mortgage warehouse                                             $ 2,955,681         $ 3,254,235
    Revolving lines, of credit                                                        -                    79,400
    Bridge financing (notes totaling $100,000 less
    unamortizated discount of $37,500)                                                -                    62,500
    Accrued interest payable                                                           11,895              43,564
    Due to mortgage banking companies                                                  60,978              20,917
    Accounts payable & accrued expenses                                               383,398             261,163
    Deferred legal fees                                                                55,971              76,743
    Other liabilities                                                                 200,000                   0
                                                                                  -----------         -----------
         Total Liabilities                                                          3,667,923           3,798,522
                                                                                  -----------         -----------

Commitments and Contingencies
Stockholders' Equity:
    Common stock-$.01 par value; authorized 5,000,000 shares;
       1,442,272 and 835,000 shares issued and outstanding
       at September 30 and March 31, 1996 respectively                                 14,423               8,350
    Additional paid-in capital                                                     10,570,857           8,598,634
    Accumulated deficit                                                            (8,644,855)         (8,074,567)
                                                                                  -----------         -----------
         Total stockholders' equity                                                 1,940,425             532,417
                                                                                  -----------         -----------
         Total liabilities and stockholders' equity                               $ 5,608,348         $ 4,330,939
                                                                                  ===========         ===========

      The accompanying notes are an integral part of these balance sheets.

                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF OPERATIONS
    FOR THE THREE MONTH & NINE MONTH PERIODS ENDED DECEMBER 31, 1996 & 1995
                                  (Unaudited)

                                          Three Months Ended           Nine Months Ended
                                             December 31,                 December 31,
                                       -----------------------      -----------------------
                                          1996          1995           1996         1995
                                       ---------     ---------      ---------     ---------
INCOME
Interest income                        $  74,379     $  29,375      $ 177,660     $  35,826
Commissions & fees                         2,830         1,500          4,330         4,500
Processing fees                           19,470         5,153         44,412         7,093
                                       ---------     ---------      ---------     ---------
    Total income                          96,679        36,028        226,402        47,419
                                       ---------     ---------      ---------     ---------
DIRECT COSTS
Interest expense- warehouse &
  revolving lines of credit               50,728        29,806        159,409        36,010
Interest expense -bridge financing             0         6,163         42,385        63,731
Bank charges & fees                        5,940         3,491         11,845         6,337
Bank processing fees                       4,050         1,473         10,350         1,473
                                       ---------     ---------      ---------     ---------
  Total direct costs                      60,718        40,933        223,989       107,551
                                       ---------     ---------      ---------     ---------

INCOME/LOSS BEFORE OPERATING EXPENSES     35,961        (4,905)         2,413       (60,132)
OPERATING EXPENSES                       209,204       125,660        412,814       319,530
LOSS DUE TO REGISTRATION STATEMENT &
 IPO COSTS                               153,114        -             167,883        -
                                       ---------     ---------      ---------     ---------
  Loss from operations                  (326,357)     (130,565)      (578,284)     (379,662)
                                       ---------     ---------      ---------     ---------
OTHER INCOME (EXPENSE)
Interest income - other                    4,267         1,221         13,574        24,811
Interest expense - other                  (1,178)       (1,178)        (3,534)       (3,534)
                                       ---------     ---------      ---------     ---------
  Total other income (expense)             3,089            43         10,040        21,277
                                       ---------     ---------      ---------     ---------
LOSS BEFORE INCOME TAXES                (323,268)     (130,522)      (568,245)     (358,385)
PROVISION FOR INCOME TAXES                   652        -               2,044         1,180
                                       ---------     ---------      ---------     ---------
  Net loss                             $(323,920)    $(130,522)     $(570,288)    $(359,565)
                                       =========     =========      =========     =========

LOSS PER SHARE OF COMMON STOCK         $   (0.22)    $   (0.16)     $   (0.50)    $   (0.44)
                                       =========     =========      =========     =========

WEIGHTED AVERAGE NUMBER OF SHARES      1,442,272       825,000      1,145,717       825,000
                                       =========     =========      =========     =========

       The accompanying notes are an integral part of these statements.

                        PIONEER COMMERCIAL FUNDING CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 1996
                                  (Unaudited)


                                   Common    Additional  Accumulated      Total
                                    Stock     Paid-in      Deficit     Stockholders'
                                               Capital                    Equity
                                  -------   -----------  -----------   -------------
Balances
March 31, 1996                    $ 8,350   $ 8,598,634  $(8,074,567)   $  532,417

Issuance of 7,272 common
shares in connection with
bridge financing                       73           (73)           -             -

Issuance of 600,000 shares of
common stock and 690,000
warrants                            6,000     1,972,296            -     1,978,296

Net loss for the period                 -             -     (570,288)     (570,288)
                                  -------   -----------  -----------    ----------
                                  $14,423   $10,570,857  $(8,644,855)   $1,940,425
                                  =======   ===========  ===========    ==========

        The accompanying notes are an integral part of this statement.

                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF CASH FLOWS

          FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 1996 and 1995
                                  (Unaudited)

                                                                              1996                 1995
                                                                           ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                 $ (570,288)           $ (359,565)
                                                                         ----------            ----------
Adjustments to reconcile net loss to net cash used
 in operating activities:
Depreciation and amortization                                                75,975                75,975
(Increase) decrease in --
  Accrued interest receivable                                                (3,351)                5,595
  Prepaid expenses                                                         (157,734)                1,370
  Other assets                                                             (283,202)                 (249)
Increase (decrease) in --
  Income taxes payable                                                        -                     -
  Accrued interest payable                                                  (31,669)                5,927
  Due to mortgage banking companies                                          40,061               (34,804)
  Accounts payable & Accrued expenses                                       122,235                68,577
                                                                         ----------            ----------
Total adjustments                                                          (237,685)              122,391
                                                                         ----------            ----------
Net cash used in operating activities                                      (807,973)             (237,174)
                                                                         ----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Mortgage Warehouse Loans Receivable                            (802,462)             (471,263)
Purchase of Fixed Assets                                                    (73,362)               (4,324)
                                                                         ----------            ----------
Net cash provided by investing activities                                  (875,824)             (475,587)
                                                                         ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in borrowings used in operations,
   net of issuance costs                                                   (298,554)              540,147
Decrease in revolving line of credit and bridge financing                  (141,900)              141,644
Increase (decrease) in deferred expenses                                    179,228
(Increase) decrease in deferred costs of equity offering                    223,671              (118,277)
Proceeds from issuance of stock                                           1,978,296                -
                                                                         ----------            ----------
Net cash provided used in financing activities                            1,940,741               563,514
                                                                         ----------            ----------
Net increase (decrease) in cash                                             256,944              (149,247)

CASH AND TEMPORARY CASH INVESTMENTS -
APRIL 1, 1996 and 1995                                                       98,349               437,574
                                                                         ----------            ----------
CASH AND TEMPORARY CASH INVESTMENTS -
DECEMBER 31, 1996 and 1995                                               $  355,293            $  288,327
                                                                         ==========            ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                          $  181,195            $   57,677
                                                                         ==========            ==========

       The accompanying notes are an integral part of these statements.

                        PIONEER COMMERCIAL FUNDING CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited financial statements for Pioneer Commercial Funding Corp. (the Company) contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of December 31, 1996 and the results of operations for three and nine month periods ended December 31, 1996 and 1995 and its cash flows for the nine months ended December 31, 1996 and 1995. The results of operations for the nine month and three month periods ended December 31, 1996 and 1995 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's March 31, 1996 audited financial statements and notes thereto, together with the Managements Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1996 and for the year then ended included in the Company's filing on August 12, 1996 with the SEC on Form SB-2.

2. OPERATING EXPENSES
---------------------

Operating expenses consisted of the following:

                                 Three Month Period    Nine Month Period
                                  Ended December 31,   Ended December 31,
                                 ------------------    ------------------
                                    1996      1995      1996       1995
                                 --------  --------   --------   --------
Salaries & benefits              $ 77,606  $ 41,018   $130,427   $107,877
Depreciation & amortization        25,325    25,326     75,975     75,975
Professional fees                  38,728    13,659     64,924     38,862
Utilities                           8,337     5,530     19,481     14,383
Temporary staff services           17,802    20,961     41,651     36,737
Rent                                5,323     2,901     11,128      8,707
Other                              36,083    16,265     69,228     36,989
                                 --------  --------   --------   --------
Operating expenses                209,204   125,660    412,814    319,530
                                 --------  --------   --------   --------
Costs due to Registration
 and IPO                          153,114    -         167,883     -
                                 --------  --------   --------   --------
                                 $362,318  $125,660   $580,697   $319,530
                                 ========  ========   ========   ========

3.  INITIAL PUBLIC OFFERING
    -----------------------

The Company consummated its initial public offering (the"Offering") on August 16,1996, at which time it issued 600,000 shares of common stock (.01 par value) for $5.00 per share and redeemable warrants to purchase 600,000 additional shares of the Company's common stock at a price of $5.50 per share for $.10 per warrant (the "Warrants"). The warrants are exercisable until August 12, 2000. On October 4, 1996, the Company issued an additional 90,000 Warrants pursuant to the over-allotment option granted to its underwriter with respect to the Offering. The Company received net proceeds from the Offering of $2,683,386, which includes, $7,830 derived from the underwriter's exercise of the over-allotment option, and recorded an increase to stockholders' equity in the amount of $1,978,296 which is net of $705,090 in deferred costs of the equity offering which were paid for by the Company prior to the consummation of the transaction.


4. DEFERRED COSTS
   --------------

The Company filed with the Securities and Exchange Commission a second Form SB-2 Registration Statement on December 27, 1996. The deferred costs associated with the registration statement of $222,809, are primarily comprised of legal, underwriting and accounting fees, of which, $95,846 have been paid as of the date of this statement. It is uncertain at this time whether the Company will use this registration statement.

5.  INVESTMENT IN TRANS LENDING CORPORATION
    ---------------------------------------

On December 23,1996, prior management of the Company signed a document to acquire 500 shares of Trans Lending Corporation's ("Trans Lending") common stock for $100,000 and 200 shares of Trans Lending's non-voting, non-dividend paying preferred stock for $200,000. Trans Lending originates consumer automobile financing transactions for non-prime borrowers by acquiring contracts from franchised and independent car dealers. As of December 31, 1996, the Company had distributed $100,000 to Trans Lending.

6.  SUBSEQUENT EVENTS
    -----------------

On January 9,1997, the Board of Directors voted to remove Arthur Goldberg as Chief Executive Officer and Elie Housman as the President and elected M. Albert Nissim as President. At the same meeting the Company voted to replace its legal counsel. On January 13,1997, Mr. Goldberg and Mr. Housman resigned from the Board of Directors.

The Company entered into a written agreement effective January 29, 1997 between Leedan International Holding an indirect stockholder of the Company, and certain other unaffiliated investors for a $4 million Private Placement of unregistered and restricted common stock and convertible notes at a subscription price of $1.00 per share of common stock and a conversion rate of one share of common stock for each $1.00 of convertible notes. The Company anticipates that the Private Placement will closed by the end of February 1997. Proceeds from the Private Placement will be primarily utilized to fund mortgage warehouse lending transactions.

On January 1,1997, United Mizrahi Bank, provider of the Company's primary bank line of credit, merged with Safra National Bank of New York. On January 9, 1997, Safra Bank informed the Company that it would not renew Pioneer's line of credit, however, it would consider temporary extensions until a new line is secured. The Company is conducting ongoing discussions with several lending institutions to secure additional credit facilities. With the infusion of $4 million by the end of February 1997, the Company expects to secure additional financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL

As of June 14, 1993, when the Company began its first active operations after its emergence from Chapter 11, it had an available credit line of $1 million from one source, United Mizrahi Bank & Trust Company ("UMB"). The Company's lines of available credit were subsequently increased to an aggregate of $2.35 million as of March 31, 1995 and $4.2 million as of June 1996. Substantially all of the business conducted by the Company during the years ended March 31, 1994 and 1995 was with one active mortgage banking company, who had a credit line approved by the Company in the amount of $2 million. In April 1995, the Company discontinued that customer's credit line when it failed to comply with the Company's underwriting requirement to provide audited financial statements for the year ended December 31, 1994. As a result of the death of the Company's former Chairman and Chief Executive, the Company did not engage in any substantial mortgage warehouse lending activities from April 1995 through August 1995. During the period from August 1995 through November 1995, the Company developed customer relationships with three new mortgage banking companies, and from August 1995 through March 1996, the Company generated approximately $20.4 million in mortgage warehouse lending volume from those new customers. During the four month period September 1 through December 31, 1996, the Company added three additional customers that generated $44.34 million in mortgage warehouse lending volume, a 116.3% increase over the fiscal year ended March 31, 1996.

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

During the nine month periods December 31 1995 and 1996, the Company incurred net losses of $ 359,565 and $570,288 respectively. Such losses were partly attributed to noncash expenses (primarily depreciation, amortization and debt discount expenses) totaling $139,706 and $118,360 during 1995 and 1996, respectively, and the inability of the Company to generate a sufficient volume of loan transactions with its customers.

RESULTS OF OPERATIONS

   NINE MONTH PERIOD ENDED DECEMBER 31, 1995 COMPARED WITH THE NINE MONTH PERIOD ENDED DECEMBER 31, 1996

REVENUES. During the nine month period ended December 31 1996 revenues increased to $226,402 compared to $47,419 for the nine month period ended December 31, 1995. Such revenue was generated from the three customers added during the period August, 1995 through November, 1995, and three additional customers were added between September 20, 1996 and December 24, 1996. 569, loans totaling $44,336,000 were funded during this period which represented 183% and 116.3%, respectively, of the total number of loans and fundings reported for the fiscal year ended March 31, 1996. The interest and processing fee component of such revenues reported for the nine months ended December 31 1996 amounted to $177,660 and $48,742, respectively, compared to $35,826 in interest and $11,593 in processing fees for the nine months ended December 31 1995.

Due primarily to the death of the Company's former Chairman and Chief Executive in March, 1995, the shrinkage, and ultimate cessation of mortgage lending operations which took place during the first half of the fiscal year ended March 31, 1996 by reason thereof, and the restructuring of the Company's management and operations which took place during that period, for the nine months ended December 31, 1995, the Company only financed a total of 88 loans totaling $8,543,840, in the weighted average principal amount of $97,089 for an average duration of 17 days per borrowing. During the nine month period ended December 31, 1996, the Company financed a total of 569 loans totaling $44,336,228 in the weighted average principal amounts of $77,920 for an average duration of 16 days per borrowing, which amounts include 412 loans funded through bank borrowings aggregating $33,352,067 in weighted average principal amounts of $80,952. Such increase in loan activity was due to the Company's above mentioned addition of six customers.

DIRECT COSTS. The Company's direct costs consist of the interest and other charges which it must pay to its revolving credit line providers and the interest which it paid to the lenders who had provided bridge financing to the Company ("The Bridge Financing") in connection with the initial public offering of securities which the Company completed in August 1996 (the "Offering"). During the nine month period ended December 31, 1995 and 1996, the Company's interest expense and other bank charges paid to revolving line of credit providers amounted to $43,820 and $181,604, Respectively. The increase in interest expense and bank fees was due to the increase in loan funding operations and the use of the Company's bank credit facility.

Interest expense on the bridge financing for the nine month period ended December 31, 1995 and 1996 amounted to $20,988 and $4,885 respectively and debt discount amortization of $46,277 and $37,500 respectively. In February, 1996 Company paid the sum of $122,492 in full satisfaction of its indebtedness to two of the Bridge Finance lenders. Upon the closing of the public offering the remaining Bridge Financing obligation of $128,356 (which includes $28,356 in accrued interest) was retired in full.

OPERATING EXPENSES. The Company's operating expenses of $319,530 during the nine month period ended December 31, 1995 consisted primarily of depreciation and amortization of $75,975, the primary component of which is the Collateral Tracking System ($69,234); salaries and benefits to the Company's former Chairman & Chief Executive and to its Senior Vice President ($107,877); legal and accounting fees ($38,862); telephone ($14,383); office rent ($8,707); temporary staff ($36,737) and miscellaneous expenses of $36,989. The Company's operating expenses of $580,697 during the nine month period ended December 31, 1996 consisted primarily of depreciation and amortization of ($75,975); the primary component of which is the Collateral Tracking System ($69,234); salary and benefits to the Company's Chief Executive, its President, Its Senior Vice President and office staff ($130,427); accounting and legal fees ($64,924): telephone ($19,481); office rent ($11,128); Temporary staff, including the services of an outside consultant for customer risk analysis, Dr. Teodore E. Reingold, CPA, a professor of management and accounting ($41,651); costs due to registration and IPO ($167,883 including, legal, public relations and printing costs) and miscellaneous of ($69,228). The increase in such expenses during the nine month period ended December 31, 1996 as comparable period during 1995, was due to the increase in lending activity and the increased costs associated with the professional, financial consulting and similar services which the Company has incurred by reason of its change in status from a privately owned to a publicly held company.

NET LOSS.

During the nine month period ended December 31, 1995 and 1996 the Company incurred a net losses of $359,565 and $570,288, respectively. Such losses were primarily due to the Company's inability during the former period, and its lack of success following the completion of the Offering in August, 1996 during the latter period, to attract additional warehouse loan lines of credit which it needs in order to operate profitably. Expenses attributed to the registration statement including printing costs. Such non-cash expenses as depreciation, amortization and debt discount totaling $139,706 and $118,360 respectively, were also contributing factors to such losses.

CASH FLOWS FROM OPERATIONS.

The Company generated negative cash flow from operations of $237,174 and $807,973 for the nine month periods ended December 31,1995 and 1996, respectively. The negative cash flow generated for the nine month period ended December 31,1995 was primarily due to a net loss of $359,565 less non-cash expenses of depreciation and amortization of $75,975. The negative cash flow generated for the nine month period ended December 31,1996 was primarily due to a net loss of $570,288 and decreases in prepaid expenses ($157,734) and other assets ($283,202) less depreciation and amortization ($75,975) and increases in accounts payable and accrued expenses ($122,235).

In order to operate profitably, the Company needs to increase its warehouse loan lines of credit beyond its current level of $ 4 million. Accordingly, immediately after the closing of its Offering in August, 1996, the Company began to focus its efforts on acquiring such additional credit lines. In that regard the Company has sought warehouse lending lines of credit from numerous financial institutions. Several of such lenders have declined to extend credit to the Company for a variety of reasons including but not limited to, the relatively small size of the Company's asset and equity bases.

REALIZABILITY OF LONG-LIVED ASSETS. Management has evaluated the realization of its long-lived assets (primarily furniture and equipment and proprietary computer software) having a net book value of $215,377 at December 31, 1996 in accordance with the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Based on such evaluation and taking into consideration the positive cash flows and earnings the Company believes it will be able to generate in future periods, management does not believe that there is an impairment of its long-lived assets at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES.

On September 10, 1996 the company paid UMB a $40,000 renewal fee in connection with the extension of the $4,000,000 credit facility, a pro-rata share of these funds will be returned to the Company when the credit line ceases.

Management believes the addition of the $4 million Private Placement of unregistered and restricted common stock and convertible notes will enable it to obtain the warehouse lines of credit necessary for its growth.

The Company has been conducting ongoing discussions with several lending institutions to secure additional bank lines of credit.

NET OPERATING LOSS CARRYFORWARDS

As of December 31, 1996, Pioneer had available, in aggregate, net operating loss Carryforwards of approximately $2.8 million. As a result of changes in common stock ownership, the Company is subject to annual limitations pertaining to the use of such operating loss carryforwards. The Company expects that the amount of net operating loss carryforward which may be utilized in any future period will be limited to an amount not to exceed approximately $100,000 per year. Management believes that the losses that it has incurred since the 1994 merger of Pioneer Commercial Funding Corp, with the Company are not subject to these limitations. The Company's ability to use such net operating loss carryforwards is dependent upon its ability to generate taxable income in the future.

RESULTS OF OPERATIONS

   THREE MONTH PERIOD ENDED DECEMBER 31, 1995 COMPARED WITH THE THREE MONTH PERIOD ENDED DECEMBER 31, 1996

REVENUES. During the three month period ended December 31,1996 revenues increased to $ 96,679 compared to $36,027 for the three month period ended December 31,1995. The volume of loan fundings during the three month periods ended December 31, 1995 and 1996 totaled approximately $7,310,604 and $17,539,958 respectively. Such increases in revenues, loan fundings and interest and processing fees were due to the increase in loan activity experienced by the Company during the latter period.

During the three month period ended December 31,1995, the company financed a total of 71 loans totaling $7,310,604 with a weighted average principal amount of $102,966 for an average duration of 17 days per borrowing. During the three month period ended December 31, 1996, the Company financed a total of 238 loans totaling $17,539,958 with a weighted average principal amount of $73,697 for a duration of 18 days per borrowing which amounts included 135 loans funded through bank borrowings aggregating $11,003,512 in weighted average principal amounts of $81,507.

DIRECT COSTS. During the three month periods ended December 31,1995 and 1996, interest expense and other bank charges paid to the Company's revolving line of credit providers amounted to $34,770 and $60,718, respectively. The increase in interest expense and bank fees was due to an increase in the use of the Company's bank credit facility engendered by the above-described increase in loan activity.

Interest expense on the bridge financing for the three month periods ended December 31, 1995 amounted to $6,163.

OPERATING EXPENSES. The Company's operating expenses of $125,660 during the three month period ended December 31, 1995 consisted primarily of depreciation and amortization of $25,326, the primary component of which is the Collateral Tracking System ($23,078); salary and benefits to the company's former Chairman and Chief Executive and to its Senior Vice President ($41,018); Accounting and Legal fees ($13,659); telephone ($5,530); office rent ($2,901); temporary staff, including the services of an outside consultant for customer risk analysis, Dr. Teodore E. Reingold, CPA, a professor of management, ($20,961) and miscellaneous of $16,265. The Company's operating expenses of $362,318 during the three month period ended December 31,1996 consisted primarily of depreciation and amortization of $25,325 the primary component of which is the Collateral Tracking System ($23,078); salaries and benefits to the Company's Chief Executive, its President, Its Senior Vice President and office staff ($77,606); legal and accounting fees ($38,728); telephone ($8,337); office rent ($5,323); temporary staff, including the services of an outside consultant for customer risk analysis, Dr. Teodore E. Reingold, CPA, a professor of management, ($17,802); costs due to registration and IPO ($153,114, including, legal, public relations and printing costs) and miscellaneous of ($36,083). The increase in such expenses for the three month period ended December 31, 1996 are due to the increase in lending activity and the increased costs associated for professional, financial consulting and similar services which the Company has incurred by reason of its change in status from a privately owned to a publicly held company.

NET LOSS. During the three month periods ended December 31, 1995 and 1996 the Company incurred a net loss of $130,522 and $323,920, respectively. The Company's lack of sufficient warehouse loan credit availability negatively impacted net income for the above mentioned periods. In addition, increased costs associated with the professional, financial consulting and similar services which the Company has incurred by reason of its change in status from a privately owned to a publicly held company have also negatively impacted net income.

PART II   OTHER INFORMATION

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        The following document has been filed exclusively with the Securities and Exchange Commission.

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

                        Pioneer Commercial Funding Corp.


                      By         /s/ Glenda S. Klein
                        --------------------------------------
                          Glenda S. Klein, Sr. Vice President
                            And Principal Financial Officer

Dated: February 11, 1997