Form 10KSB
period 1997-03-31
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 1997-06-27
CIK 867713

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                            For the fiscal year ended March 31, 1997
                                                      --------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                            For the transition period from         to
                                                           -------    ----------

                            Commission file number
                                                   -----------------------------

                       PIONEER COMMERCIAL FUNDING CORP.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)


         New York                                         13-3763437
--------------------------------------   ---------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

6650 Reseda Blvd., Reseda, California                       91335
--------------------------------------   ---------------------------------------
   (Address of principal executive                      (Zip Code)
   offices)



Issuer's telephone number  (818)     776-0590
                          ------ ----------------


Securities registered under Section 12(b) of the Exchange Act:

   Title of each class             Name of each exchange on which registered

    Common Stock                              NASDAQ
-----------------------------      ---------------------------------------------

    Warrants                                  NASDAQ
-----------------------------      ---------------------------------------------


Securities registered under Section 12(g) of the Exchange Act:


--------------------------------------------------------------------------------
                               (Title of class)


--------------------------------------------------------------------------------
                               (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the  past 90 days.     Yes  x    No
                                                                   ---      ---

     POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ________

     State issuer's revenues for its most recent fiscal year.   $329,425
                                                              ------------

     As of June 25, 1997, there were 5,442,272 shares of the Issuer common stock, $.01 par value, issued and outstanding of which 2,423,069 held by non-affiliates of the Issuer. Based on the closing price for shares of common stock on that date, the aggregate market value of the common stock held by non-affiliates of the Issuer was approximately $4.5 million. For purposes of the foregoing calculation only, all directors and executive officers of the Issuers have been deemed affiliates.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes ______    No ______


                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   5,442,272
--------------

                                     PART I
                                     ------


ITEM 1.  DESCRIPTION OF THE BUSINESS.

BACKGROUND

     Pioneer Commercial Funding Corp. ("Pioneer" or the "Company") is a mortgage warehouse lender providing short-term financing to mortgage bankers who need to hold the mortgage loans they originate pending the nonrecourse sale of such loans to institutional investors in the secondary mortgage market.

     The Company was incorporated under the laws of the State of New York in 1994 under the name PCF Acquisition Corp. ("PCF"). The Company's predecessor, which was incorporated in 1980 under the name Pioneer Commercial Funding Corp. (the "Predecessor"), emerged from the protection of Chapter 11 of the Bankruptcy Code in April 1993. Although the Predecessor was engaged in substantial business operations from 1980 until January 1990, the nature and extent of the business that it has conducted since April 1993 are different from the business which it conducted prior to commencement of such bankruptcy proceedings in January 1990.

     In November 1994, PCF and the Predecessor consummated a merger (the "Merger") pursuant to an agreement and plan of merger (the "Merger Plan") which provided, among other things that (a) the Predecessor would merge with and into PCF; (b) PCF, as the surviving entity of the merger, would change its name from PCF to Pioneer Commercial Funding Corp.; (c) upon consummation of the Merger, the persons who were serving as the directors and officers of the Predecessor continued to serve in the same capacities as the directors and officers of the Company; and (d) the Merger would be effected by issuing one share of the Company's common stock in exchange for and extinguishment of each share of the Predecessor's common and preferred stock then held by its shareholders. Upon consummation of the Merger, the Company exchanged, on a share for share basis, 814,126 shares of its Common Stock for the 318,017 shares of the Predecessor's Class A common stock, the 333,311 shares of the Predecessor's Class B common stock and the 162,798 shares of the Predecessor's Class A preferred stock which had been issued and outstanding immediately prior to the Merger.

     In accordance with the Merger Plan, all property, rights, privileges, powers, contracts, and franchises and every other interest possessed by the Predecessor in any capacity became the property of the Company, all rights of creditors and all liens upon any property of the Predecessor were preserved unimpaired and all debts, liabilities and duties of the Predecessor attached to the Company and became enforceable against it to the same extent as if said debts, liabilities, and duties had been incurred or contracted by the Company.

     In August 1996, the Company consummated its initial public offering (the "IPO") pursuant to which the Company issued and sold 600,000 shares of its common stock, par value $.01 per share (the "Common Stock"), and 690,000 warrants (including warrants sold upon exercise of the underwriters' over-allotment option) exercisable into 690,000 shares of Common Stock at a price to the public of $5.00 per share and $.10 per warrant, which yielded to the Company net proceeds of approximately $2 million. The exercise price of the warrants is $5.50 per share exercisable during the four year period commencing August 13,
1996 and ending August 12, 2000.   On February 28, 1997, the Company completed a
private placement of securities (the "Private Placement") with eight investors who invested an aggregate of $4 million in the Company in consideration for 2.2 million shares of Common Stock and $1.8 million principal amount of convertible promissory notes of the Company (the "Convertible Notes"). The Convertible Notes were converted into 1.8 million shares of Common Stock on May 9, 1997.

 .    GENERAL

     The Company is a mortgage warehouse lender providing short-term (generally 10-60 days with an average of 21 days per loan) financing to small to medium sized mortgage bankers who hold ("warehouse") mortgage loans which they originate pending the nonrecourse sale of such loans to institutional investor agencies in the secondary mortgage market such as the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), and the Federal Home Loan Mortgage Corporation ("FHLMC"; each one referred to herein as an "Agency") and/or accredited financial institutions such as banks, thrifts, insurance carriers and large mortgage bankers (each one and each Agency referred to herein as a "Financial Institution").

 .    THE COMPANY'S MORTGAGE LENDING OPERATIONS

     The Company provides mortgage warehouse lines of credit for small to medium sized mortgage bankers who have satisfied the Company's financial, business and creditworthiness standards. The mortgage loans for which the Company provides mortgage warehouse lending are primarily used to fund purchases of single family residences and other owner-occupied residential properties, including one to four unit properties in which the owner is the occupant of at least one of such units.

     In a mortgage warehouse loan transaction, the Company's mortgage banking customer will first obtain a funding commitment from a Financial Institution for a fee, which is usually a fraction of a percent of the commitment amount. The Company's customer will then seek to fill the commitment through the submission of one or more loans to the Financial Institution which conform not only to the Financial Institution's established loan criteria, but also to the commitment's rate and delivery date. These commitments can take three forms: individual loan, small pool, or standard pool. An individual loan commitment is an agreement by a Financial Institution, with a usual term of no longer than two weeks, to purchase a single whole loan of a specified amount on or before a specified date (the "Commitment Date") at a specified rate. A small pool commitment is an agreement by a Financial Institution, with a usual term of no longer than three weeks, to purchase an unrestricted number of whole loans of a specified total amount on or before a specified date at a specified rate. A standard pool commitment is an agreement by a Financial Institution, with a usual term of no longer than 90 days, to purchase an unrestricted number of whole loans of a specified total amount of no less than $1 million on or before a specified date at a specified rate. Generally, the Company's customers do not possess sufficient capital or bank lines of credit to fully fund loans they originate during the period of time that transpires between the date on which a loan is closed and the Commitment Date. Accordingly, the Company provides its customer with a line of credit that is collateralized by each loan that the Company funds for its customer, which enables the customer to hold (warehouse) the loan for the period of approximately 10 to 60 days that typically occurs from the closing of the loan until the Commitment Date. During this period, the Company holds the loan documents (generally, the promissory note and an assignment of the first deed of trust or mortgage securing the note), and upon its delivery of the loan documents to the Financial Institution, the Company receives the full amount of the loan and all other amounts payable to the mortgage banking company. The Company applies such funds against amounts due from its customer to repay the principal of the Company's warehouse loan to the customer and then remits the excess funds to the customer.

     The Company derives its revenues from both the transaction-based fees that it charges its customers in connection with the loans it funds on their behalf and the interest rate spread between the yield paid by the Company to its financing sources for its borrowed funds, when applicable, and the interest rate charged by the Company for mortgage loans that it funds on behalf of its mortgage banking company customers. During the fiscal years ended March 31, 1996 and 1997 (the "1995 fiscal year" and "1996 fiscal year", respectively), such interest rate spread was generally 0.50%. Since April 1, 1997, the interest rate spread increased to a range of 1.625% to 1.875% based on the type of loan, due to the lower interest rate that the Company pays on advances made by Bank One compared to the UMB (as defined below) interest rate.

     Transaction fees are determined pursuant to a schedule based upon the length of time between the funding of a loan by the Company and reimbursement of same by the Financial Institution. During the 1995 and 1996 fiscal years, the Company's customers were charged an initial fee of $60 to $190 upon funding of a loan. If the loan was repaid within 30 days of the funding date, additional fees were typically not earned by the Company on such loan. If such loan was not repaid within said period, the customer paid an additional fee of $150. Since April 1, 1997, such fee schedule has been revised and the Company's customers are charged fees which range from $125 to $250 upon funding of a loan and, in addition, a yearly facility fee ranges from 25 to 37.5 basis points based on the approved line of credit to such customer. In the event that the Company disburses funds to a title company in preparation for closing of a loan which thereafter does not close, only the initial fee, plus interest for the one to three days that it normally takes before such funds are returned by the title company to the Company, are charged by the Company to its customer.

     Generally, the Company's mortgage warehouse loan customers paid interest for the funds they borrowed during the 1995 and 1996 fiscal years at a rate that ranged from one quarter of one percentage point to one percentage point over the UMB Prime Rate (as defined below).

 .    THE COMPANY'S BANK ONE, TEXAS, N.A. LINE OF CREDIT.

     As of March 31, 1997, the Company entered into a one year credit agreement (the "Credit Agreement") with Bank One, Texas, N.A. ("Bank One"). Pursuant to the Credit Agreement, Bank One provides the Company with a $25,000,000 revolving line of credit (the "Bank One Credit Line") and the Company pays fees ranging from $17.50 to $12.50 per loan based on monthly loan volume. In addition, based on the type of the loan, the Company pays interest on advances made by Bank One at a variable rate ranging from 1/8% below to 1/8% above Bank One's prime rate of interest (the "Bank One Prime Rate"). The Bank One Prime Rate is the rate quoted from time to time by the Wall Street Journal as the base rate on corporate loans at large U.S. money center commercial banks . As collateral security for its indebtedness to Bank One under the Credit Agreement, the Company has granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loan funded by the Company with proceeds of the Bank One

Credit Line and all mortgages or other forms of collateral securing the funding of such loans.

 .    THE COMPANY'S UNITED MIZRAHI BANK LINE OF CREDIT.

     During the 1995 and 1996 fiscal years, the Company utilized a revolving line of credit provided by United Mizrahi Bank ("UMB") under a revolving line of credit and security agreement between the Company and UMB, as amended (the "UMB Agreement"), which was increased over the course of the 1995 fiscal year from $1 million to $4 million. Pursuant to the UMB Agreement, the Company paid a fee of $30.00 per loan plus interest on advances made under its credit line at one percent above the highest "prime rate" of interest quoted from time to time by the Wall Street Journal as the base rate on corporate loans at large U.S. money center commercial banks (the "UMB Prime Rate"). As collateral security for its indebtedness to UMB under the UMB Agreement, the Company granted to UMB a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loan funded by it with proceeds of the UMB credit line and all mortgages or other forms of collateral securing the funding of such loans. The UMB credit line was paid in full by the Company in February 1997.

 .    THE COMPANY'S MORTGAGE BANKING COMPANY CUSTOMERS

     During the fiscal year ended March 31, 1995 (the "1994 fiscal year"), the Company had three customers; however, 82.5% of its fundings were with one customer, Premium Mortgage Company ("Premium").

     In the first quarter of the 1995 fiscal year, the Company suspended its customer relationship with Premium due to Premium's failure to comply with the Company's underwriting criteria. During the second and third quarters of the 1995 fiscal year, the Company commenced business operations with three new customers. The Company funded 81, 70 and 49 loans with those three customers, totalling $7,249,533, $9,599,530 and $3,529,393, respectively, which accounted for 35.4%, 46.8% and 17.2%, respectively, of the Company's warehouse lending business during the 1995 fiscal year.

     During the 1996 fiscal year, the Company funded 643 loans aggregating $51.4 million with the three largest customers, which accounted for 84% of its total fundings. The Company funded 297 loans aggregating $24.7 million for one customer, which accounted for 40.6% of the Company's fundings; 174 loans aggregating $12.6 million for the second customer, which accounted for 20.7% of the Company's fundings; and 172 loans aggregating $14.1 million funded for the third customer, which accounted for 23.2% of the Company's fundings.

     From April 1 through May 31, 1997, the Company had 21 mortgage banking company customers, of which 12 were active. During this period the Company funded 379 mortgage warehouse loans for an aggregate dollar volume of $28.4 million.

 .    THE MORTGAGE LOAN PROCESS

     In order to be approved as a customer, a mortgage banking company must satisfy a set of standards that have been established by the Company.

     All of the Company's customers are Financial Institution-approved mortgage banks that generally originate three categories of mortgage loans which are purchased by such Financial Institutions, i.e., (i) residential mortgage loans which either have been insured by the Federal Housing Administration, insured by the Farmer's Home Administration or guaranteed by the Veteran's Administration (collectively, "FHA/VA Loans"); (ii) conventional residential mortgage loans, i.e., non-FHA/VA Loans which comply with the requirements for sale to, or conversion into, mortgage-backed securities issued by FNMA or FHLMC ("conforming loans"); and (iii) non-conforming product which includes sub-prime loans.

     After a customer has satisfied the Company's application standards, a credit facility agreement is entered into by the Company and the customer ("Credit Facility Agreement") which specifies, among other things, the maximum amount which can be borrowed by the customer under the Credit Facility Agreement, the maximum percentage of any single mortgage loan that will be advanced, the interest rate and the terms of repayment. All funds advanced by the Company under a Credit Facility Agreement are collateralized by a security interest in the note and mortgage or deed of trust, as well as all instruments and documents comprising the loan documentation on each loan funded by the Company and a personal guaranty of the principals of the customer. To insure completeness, the process of reviewing and determining whether an applicant has satisfied these standards is fully monitored through the Company's Collateral Tracking System (the "CTS"), which the Company utilizes to manage the risks inherent in its business, and prepare, track and confirm the on-time delivery of all necessary documents to the appropriate Financial Institution.

     Within one day of the CTS's confirmation that all required documentation has been received and reviewed by the Company's staff, the Company will wire between 98% to 100% of the proceeds of the loan to the appropriate escrow agent or title company with instructions to disburse the funds only upon consummation of the loan closing, or otherwise return the funds to the Company. At the time of closing, the mortgage banking company funds the balance of the loan.

     On or shortly before expiration of the Commitment Date, the Company delivers all promissory notes and mortgage instruments comprising the loans to be purchased pursuant to the Financial Institution's commitment to such Financial Institution upon payment to the Company of the aggregate principal amount of the loans being delivered. Upon receipt of such funds from the Financial Institution or the paying agent, the Company applies such funds against amounts due from the customer to repay the principal of the Company's warehouse loan to the customer and then remits the excess funds to the customer. By limiting the mortgage loans funded to those that conform to Financial Institution criteria, which define the prevalent standards for the entire secondary mortgage market, the Company reduces its overall financing risk to those mortgages which are the most liquid and readily acceptable by secondary mortgage market lenders. Furthermore the Company obtains sufficient documentation to ensure that if, for any reason, a Financial Institution refuses to accept and pay for a loan subsequent to the closing thereof, the Company will have all of the data and documentation necessary to sell the loan to another Financial Institution or to a mortgage loan originator or warehouse lender.

     In the 1994, 1995 and 1996 fiscal years, no loan which was approved for funding by the Company failed to close, and every loan which was closed with the Company's funds during those periods was sold to a Financial Institution in accordance with the commitment made by the Financial Institution in advance of such closing.

 .    THE COLLATERAL TRACKING SYSTEM

     The Company manages the risks inherent in its business and prepares, tracks and confirms the on-time delivery of all necessary documents to the appropriate Financial Institution with the CTS, a proprietary set of computer-based operating software. The CTS, which was developed principally by the Company for its business and not for resale to other mortgage financing companies, provides the operating data controls that are used by the Company's staff to run the business on a day-to-day basis. The CTS programs assist the Company in its efforts to avoid problems caused by, and the monetary losses that can result from, frequent short-term processing deadlines, the high volume of loan transactions and the complex document structures of mortgage loan financing transactions which are integral parts of the mortgage loan warehouse financing business. Substantial penalties for delay in delivering loan documents to the secondary market, which may range from a surcharge of 1% to 2% of the principal amount of a loan in the case of a delay regarding an individual loan commitment, to a complete rejection and refusal to purchase an entire pool of loans in the case of a delay in filling a pool commitment, are an integral part of the mortgage loan warehouse financing business. An individual loan surcharge will not have any adverse effect upon the Company, inasmuch as the amount would be deducted from the proceeds of the particular loan which the Company would otherwise be obligated to remit to its mortgage banking customer upon its acceptance and funding by a Financial Institution. However, a delay which would cause a Financial Institution to refuse to purchase a pool could result in a delay in replacing the rescinded pool commitment with a new pool commitment from another Financial Institution, or in selling the components of the pool as individual loans. Although the Company would ultimately be compensated for the delay through higher fees and interest charged to its customer on the pool of loans in question, the delay could hinder its ability to timely fund additional loans submitted by other customers, and thereby adversely affect its ongoing relations with such other customers as a reliable source of mortgage warehouse financing. During the 1995 and 1996 fiscal years, none of the individual or pool loans funded by the Company on behalf of its customers was rejected by reason of a delay in the delivery thereof to a Financial Institution.

     The CTS keeps track of all amounts funded under its customer's line of credit, automatically determines whether a sufficient balance remains thereunder to fund a particular loan and updates the available balance information upon transfer of funds. The CTS generates all documentation pertaining to the transfer of funds to the title company closing a loan, the transmittal and release of loan documents to a Financial Institution, the receipt of funds in payment of loans purchased by a Financial Institution, and the distribution of funds due to the mortgage banking company.

     The CTS programs, which include all phases of the Company's mortgage financing operations, have been modified and altered over time so that they meet the Company's evolving business requirements. CTS was first developed in 1987 by principals of the Predecessor. In the 1995 and 1996 fiscal years, the Company invested approximately $4,805 and $14,000, respectively, for development and modification of the CTS to meet the Company's needs.

 .    STRATEGY.

     The Company has embarked on strategies to meet competitive forces in the mortgage market. These strategies include focusing on customers with a broader product base such as non-conforming loans (loans which are not sold to the Agencies) and home equity loans.

     The Company is seeking acquisitions of complementary businesses such as mortgage companies and companies that provide specialty financial services within the mortgage industry.

 .    MORTGAGE BANKING OPERATIONS

     On April 16, 1997, the Company entered into a joint venture agreement with Maryland Financial Corporation ("MFC") to form Pioneer Home Funding, LLC, a California limited liability company ("PHF"). The Company and MFC will maintain 80 and 20 percent ownership interests, respectively, in PHF. As of June 10, 1997, the Company and MFC contributed to PHF $40,000 and $20,000, respectively. These amounts are anticipated to increase up to $200,000 and $50,000, respectively. PHF is a mortgage banking company organized for the primary purposes of originating, acquiring, marketing and selling mortgage loans on residential properties. PHF is expected to commence operations in July 1997.

 .    COMPETITION.

     The business of originating and financing the origination of residential mortgage loans is highly competitive. In order to obtain qualified residential mortgage loans from small to medium sized originating mortgage bankers, the Company competes with national, regional and local commercial banks and mortgage banking companies who engage in mortgage loan warehouse lending that have longer operating histories and significantly greater resources than those of the Company in providing multi-state, computer-based bridge financing of residential mortgage loans. In recent years, a declining interest rate environment favorable to mortgage loan originations has existed. During the period 1995-1997, larger, established mortgage banking companies have formed mortgage warehouse divisions. The Company believes that as an independent warehouse lender, it can effectively compete by adjusting to an ever-changing mortgage market while providing a high-quality service through experienced management and information provided to the Company's customers through the CTS.

 .    SEASONALITY.

     The mortgage banking industry is generally subject to seasonal trends. These trends reflect a national pattern of sales and resales of homes, although refinancing tends to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes typically peak during the spring and summer and decline to lower levels from December through March.

 .    REGULATION - MORTGAGE WAREHOUSE LENDING.

     Mortgage loan warehousing is not presently subject to federal regulation. At the state level, the California Finance Lenders Law went into effect July 1, 1995. That law imposes licensing obligations on the Company, requires the filing of annual and periodic reports, establishes maximum interest rates and repayment terms in certain cases, and provides for fines and imprisonment for violation of the law. Other participants in the mortgage warehouse financing process, such as title companies and appraisers, are regulated by the states in which they reside and such regulations often determine the scope and approach of the Company's collateral control monitoring program. Furthermore, mortgage banking is a highly regulated industry. The Company's mortgage banking customers are subject to the rules and regulations of, and examinations by, the Federal Housing Administration ("FHA"), the Veterans Administration ("VA"), GNMA, FNMA, FHLMC and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities.

 .    EMPLOYEES

     During the 1994 fiscal year, the Company had two full-time employees and one part-time employee. During the 1995 and 1996 fiscal years, the Company had one full-time and three part-time employees and temporary staff based on the Company's needs. Since May 1997, the Company has employed seven full time employees. None of the employees of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTY

     The Company maintains its office at 6650 Reseda Boulevard, Reseda, California which is occupied pursuant to a five year lease which commenced on November 1, 1996 and provides for the payment of rent in the amount of $2,178 per month.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently engaged in or, to its knowledge, threatened with, any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                 PART II
                                 -------


ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Common Stock issued by the Company in connection with the IPO has been listed on the Nasdaq SmallCap Market since August 14, 1996 under the symbol "PCFC". The following table sets forth below the high and low sale prices for the Common Stock for the periods indicated:


     Quarter Ended                 High     Low
     -------------                ------   ------
     September 30, 1996           $4.875   $2.375
     December 31, 1996            $ 2.75   $ 1.38
     March 31, 1997               $ 3.00   $ 0.78

     As of March 31, 1997, there were approximately 500 beneficial holders of the Common Stock.

 .    DIVIDEND POLICY AND RESTRICTIONS ON PAYMENT OF DIVIDENDS.

     The Company has never paid cash dividends on its Common Stock.
Furthermore, the provisions of the plan of reorganization (the "POR") pertaining to the Predecessor's emergence from bankruptcy prohibit the Company from paying any dividends to its common shareholders until the sum of $1,350,000 shall have been paid to the Predecessor's pre-bankruptcy unsecured creditors. As of March 31, 1997, no payment to the unsecured creditors has been made. Further, in accordance with the POR, the Predecessor became obligated to pay certain portions of its net income in satisfaction of said payment obligation to its pre-bankruptcy creditors. Upon consummation of the Merger, the Company became obligated, by operation of law, to comply with such payment obligation and dividend payment prohibition, among other operating restrictions. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future as it intends to retain future earnings to finance the growth of the business. The payment of future cash dividends on the Common Stock will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Board of Directors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters addressed in this Annual Report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the

Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report are made pursuant to the Act.

GENERAL.

     As of June 14, 1993, when the Company commenced active operations following its emergence from Chapter 11 bankruptcy proceedings, it had an available credit line of $1 million from one source, UMB. The Company's lines of available credit from UMB were subsequently increased to an aggregate of $4 million as of March 31, 1996 and were utilized by the Company through February 1997. As of March 31, 1997 the Company entered into the Credit Agreement with Bank One, which provides for a $25 million line of credit.

     As a result of the death of Uri Lieber, the Company's former Chairman and Chief Executive Officer, in April 1995, the Company did not engage in any substantial mortgage warehouse lending activities from April 1995 through August 1995. During the period from August 1995 through November 1995, the Company developed customer relationships with three new mortgage banking companies, and from August 1995 through March 1996 the Company generated approximately $20.4 million in mortgage warehouse lending volume from those new customers. During the 1996 fiscal year, the three largest customers generated $51.4 million in warehouse loan volume, a 152% increase over the 1995 fiscal year. In September 1996, the Company obtained a fourth customer.

     During each of the twelve month periods ended March 31, 1995, 1996 and 1997, the Company operated with a limited number of customers and funding sources. However, since April 1, 1997, the Company has developed several new customer relationships and is in the process of evaluating the creditworthiness of many others. Management believes that the diversity and breadth of the Company's current customers and its expanded financing sources make it unlikely that any one event, such as the loss of any individual customer or a decline in business conditions in a particular market, would have a severe impact on the Company's operating results.

     During the 1995 and 1996 fiscal years, the Company incurred net losses of $479,803 and $1,232,213, respectively. With respect to the 1995 fiscal year, such losses were partly attributable to non-cash expenses, primarily depreciation, amortization, debt discount expenses and deferred consulting agreement expenses totaling $164,000. With respect to the 1996 fiscal year, such losses were partly attributable to $614,459 of non-operating expenses, of which $285,931 represent one-time only costs incurred in connection with a proposed secondary public offering not consummated and the balance was attributable to other costs of financing-related efforts. As further described below, losses were also attributable to the inability of the Company to generate a sufficient volume of loan transactions with its customers to offset such expenses.

Results of Operations for Year Ended March 31, 1997 Compared with Year Ended March 31, 1996

     REVENUES: The Company's revenues increased in the 1996 fiscal year by 239% from $97,190 in the 1995 fiscal year to $329,425 in the 1996 fiscal year. This increase was attributable to an increase in loans funded by the Company from 201 loans with an aggregate dollar value of $20.5 million in the 1995 fiscal year to 764 loans with an aggregate dollar value of $60.9 million in the 1996 fiscal year. Due to increased loan volume, the interest component of revenues increased by 239% from $76,957 in the 1995 fiscal year to $260,550 in the 1996 fiscal year and processing fees increased by 295% from $15,733 in the 1995 fiscal year to $62,178 in the 1996 fiscal year.

     DIRECT COSTS: The Company's direct costs consist of interest and other charges which it was required to pay to its revolving credit line providers and to its pre-IPO bridge financing ("Bridge Financing") lenders. The Company's direct costs increased by 60% from $174,640 in the 1995 fiscal year to $279,756 in the 1996 fiscal year, primarily due to the increase in loan funding volume. During the 1995 fiscal year, the Company's interest expense and other bank charges paid to revolving line of credit lenders amounted to $95,409. During this period the Company financed a total of 201 loans aggregating $20.5 million in weighted average principal amounts of $101,996 for an average duration of 15 days per borrowing, including 153 loans funded through bank borrowings aggregating $16.5 million in weighted average principal amounts of $108,601 for an average duration of 15 days. During the 1996 fiscal year, the Company's interest expense and other bank charges paid to revolving line of credit lenders aggregated $237,371. During this period the Company financed a total of 764 loans aggregating $60.9 million in weighted average principal amounts of $79,713 for an average duration of 17 days per borrowing, including 483 loans funded through bank borrowings aggregating $39.4 million in weighted average principal amounts of $81,605 for an average duration of 17 days. The reduction in the average loan size is primarily due to the increase in loans funded in the 1996 fiscal year by two new customers which funded loans for lower priced homes. The increase in the bank interest and related charges is primarily due to a three-fold increase in the Company's use of its revolving credit facility in the 1996 fiscal year versus the 1995 fiscal year.

     Interest expense on the Bridge Financing was reduced by 46.5% from $79,231 in the 1995 fiscal year to $42,385 in 1996 fiscal year. Such interest expense consisted of interest payable of $21,163 in the 1995 fiscal year and no interest payable in the 1996 fiscal year; debt discount amortization of $55,244 in the 1995 fiscal year and $37,500 in the 1996 fiscal year and deferred issuance cost amortization of $2,824 and $4,885 in the 1995 and 1996 fiscal years, respectively. In the fourth quarter of 1995 fiscal year, the Company paid $122,492 in full satisfaction of its indebtedness to two of the Bridge Financing lenders and, upon the closing of the IPO in August 1996, the Company paid $128,356 in full satisfaction of its obligation to the two remaining Bridge Financing lenders.

     OPERATING EXPENSES: Operating expenses increased from $433,709 in the 1995 fiscal year to $702,801 during the 1996 fiscal year. Operating expenses included $134,555 of salaries and benefits paid to executives and other staff, and $101,300 of depreciation and amortization, the primary component of which is $92,312 attributable to the CTS, compared to $188,882 of salaries and benefits to executives, former executives and others and $112,064 depreciation and amortization expense in the 1996 fiscal year. Accounting and legal fees in the 1995 fiscal year amounted to $114,382 compared to $192,074 in the 1996 fiscal year. This increase of accounting and legal fee expenses is due to the expanded reporting requirements of the Company as a publicly held corporation.

     It is anticipated that aggregate operating expenses will increase as staff and office space are increased to manage the greater number of mortgage warehouse loan transactions that management believes the Company will be processing as a result of the recent increase of credit lines available to the Company.

     NET LOSS: Net loss from operations increased from $511,158 in the 1995 fiscal year to $653,132 in the 1996 fiscal year due to the limited nature of the lending capital which was available to the Company and the inability to attract customers due to the limited credit facility available to the Company during the 1995 and 1996 fiscal years. Net loss increased from $479,803 in the 1995 fiscal year to $1,232,213 in the 1996 fiscal year, primarily due to non-operating expenses incurred during the 1996 fiscal year of $614,459 of which $285,931 were one-time only costs incurred in connection with a proposed secondary public offering not consummated and the balance was attributable to other financing-related efforts. Management believes that the Company's $25 million line of credit obtained from Bank One, effective March 31, 1997, will allow the Company to increase its customer base and loan volume for the current fiscal year.

     Based upon ongoing discussions with mortgage banking companies who have recently filed applications with the Company to become customers and the 21 mortgage banking companies which have become customers during the period from April 1 through May 31, 1997, management believes that the revenue stream from loan processing fees and interest charges will increase. From April 1 through May 31, 1997, the Company has funded 379 loans for an aggregate dollar amount of $28.4 million compared to 129 loans for an aggregate dollar amount of $11.3 million for the equivalent period in the 1996 fiscal year.

     CASH FLOWS FROM OPERATIONS: The Company generated negative cash flow from operations of approximately $2.8 million for the 1995 fiscal year and a positive cash flow from operations of $50,000 for the 1996 fiscal year. For the 1995 fiscal year, approximately $2.6 million of such negative cash flow was generated by an increase in warehouse loan receivables and the balance of the negative cash flow from operations of $253,000 was primarily a result of the Company's inability to generate a sufficient level of loan volume from its customers, which was further negatively impacted by the limited funds available to the Company for use in its mortgage warehouse activities. The positive cash flow for the 1996 fiscal year was primarily the result of a $1.1 million reduction in warehouse loan receivables. Without such reduction in loan receivables there would have been negative cash flow from operations of approximately $1.0 million which was primarily a result of the Company's inability to generate a sufficient level of loan volume from its customers, which was further negatively impacted by the limited funds available to the Company for use in its mortgage warehouse activities. In an effort to generate positive cash flow from operations, effective March 31, 1997, the Company obtained a $25 million credit facility from Bank One Texas, N.A. Management believes that such credit facility will allow the Company to produce profits and maintain positive cash flow from operations.

     REALIZABILITY OF LONG-LIVED ASSETS: Management evaluated the realizability of its long-lived assets (primarily furniture and equipment and proprietary computer software) having a net book value of $186,796 on March 31, 1997 in accordance with the provisions of Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Based on such evaluation, and taking into consideration the positive cash flows and earnings that management believes the Company will be able to generate in future periods, as further discussed above under "Cash Flows from Operations," management does not believe that there is an impairment of its long-lived assets at March 31, 1997.

     LIQUIDITY AND CAPITAL RESOURCES: As of March 31, 1997, Bank One made available to the Company a $25 million revolving line of credit. The Company's primary sources of capital which it employs in its warehouse lending operations are borrowings under its Bank One revolving line of credit and its net equity capital funds of approximately $5 million (after giving effect to $4 million of funds received by the Company in February 1997 as proceeds of the Private Placement). Management believes that such capital will enable the Company to increase its customer base and thereby create a greater demand for and volume of loans to be funded, which, in turn, is anticipated to generate sufficient revenues from such expanded operations to maintain liquidity and generate positive cash flow.

ITEM 7.  FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors of
Pioneer Commercial Funding Corp.:

We have audited the accompanying balance sheet of Pioneer Commercial Funding Corp. (a New York corporation) (the "Company") as of March 31, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Commercial Funding Corp. as of March 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP


Los Angeles, California
June 25, 1997

                       PIONEER COMMERCIAL FUNDING CORP.
                                 BALANCE SHEET
                                MARCH 31, 1997





                                    ASSETS
Current Assets:
  Cash and cash equivalents                                             $ 2,704,078
  Mortgage warehouse loan receivables                                     2,456,154
  Accrued interest and fee receivable                                        27,824
  Prepaid and other assets                                                   33,798
                                                                        -----------
         Total Current Assets                                             5,221,854
                                                                        -----------

Fixed Assets:
  Furniture and equipment                                                   106,640
  Proprietary computer software                                             483,410
  Leasehold Improvements                                                     10,846
                                                                        -----------
                                                                            600,896
  Less accumulated depreciation and amortization                            414,100
                                                                        -----------
       Net Fixed Assets                                                     186,796
                                                                        -----------

Other assets                                                                 25,000
                                                                        -----------
       Total Assets                                                     $ 5,433,650
                                                                        ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable & accrued expenses                                   $   235,360
  Due to mortgage banking companies                                          85,546
  Deferred legal fees                                                        57,149
                                                                        -----------
       Total Current Liabilities                                            378,055
                                                                        -----------

Convertible note payable                                                  1,800,000
                                                                        -----------
       Total Liabilities                                                  2,178,055
                                                                        -----------

Stockholders' Equity:
  Common stock-$.01 par value; authorized 5,000,000 shares;
     3,642,272 shares issued and outstanding at March 31, 1997               36,423
  Additional paid-in capital                                             12,525,952
  Accumulated deficit                                                    (9,306,780)
                                                                        -----------
       Total Stockholders' Equity                                         3,255,595
                                                                        -----------
       Total Liabilities and Stockholders' Equity                       $ 5,433,650
                                                                        ===========

      The accompanying notes are an integral part of this balance sheet.

                       PIONEER COMMERICAL FUNDING CORP.
                           STATEMENTS OF OPERATIONS
                     FOR THE TWELVE MONTHS ENDED MARCH 31,


                                                      1997       1996
                                                  -----------  ---------
INCOME:
Interest income................................   $   260,550  $  76,957
Commissions and fees...........................         6,697      4,500
Processing fees................................        62,178     15,733
                                                  -----------  ---------

         Total income..........................       329,425     97,190
                                                  -----------  ---------
DIRECT COSTS:
Interest expense - warehouse and
  revolving lines of credit....................       207,105     81,104
Interest expense - bridge financing............        42,385     79,231
Bank charges & fees............................        17,786      9,711
Bank processing fees...........................        12,480      4,593
                                                  -----------  ---------
       Total direct costs......................       279,756    174,639
                                                  -----------  ---------
INCOME/LOSS BEFORE OPERATING EXPENSES..........        49,669    (77,449)
OPERATING EXPENSES.............................       702,801    433,709
                                                  -----------  ---------
       Loss from operations....................      (653,132)  (511,158)
                                                  -----------  ---------
OTHER INCOME (EXPENSE)
Interest income - other........................        24,459     24,570
Interest expense - other.......................        (4,712)    (4,712)
Miscellaneous income...........................        18,800     12,685
Non-operating expense..........................      (614,459)        -
                                                  -----------  ---------
       Total other income (expense)............      (575,912)    32,543
                                                  -----------  ---------
LOSS BEFORE INCOME TAXES.......................    (1,229,044)  (478,615)
PROVISION FOR INCOME TAXES.....................         3,169      1,188
                                                  -----------  ---------
       Net loss................................   $(1,232,213) $(479,803)
                                                  ===========  =========

LOSS PER SHARE OF COMMON STOCK.................        ($0.88)    ($0.58)
                                                  ===========  =========

WEIGHTED AVERAGE NUMBER OF SHARES..............     1,403,460    826,644
                                                  ===========  =========


       The accompanying notes are an integral part of these statements.

                       PIONEER COMMERCIAL FUNDING CORP.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE TWELVE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                      Additional                      Total
                                           Common       Paid-in     Accumulated    Stockholders'
                                            Stock       Capital        Deficit        Equity
                                           -------   ------------   ------------   ------------
BALANCE March 31, 1995...................  $ 8,250    $ 8,548,734    $(7,594,764)   $  962,220
 Issuance of 10,000 shares of the
    Company's common stock
    in connection with the bridge
    financing............................      100         49,900             -         50,000
 Net loss for the period.................       -              -        (479,803)     (479,803)
                                           -------    -----------    -----------    -----------
BALANCE March 31, 1996...................    8,350      8,598,634     (8,074,567)      532,417
 Issuance of 7,272 common
    shares in connection with
    bridge financing.....................       73            (73)            -             -
 Issuance of 600,000  shares of
    common stock and warrants............    6,000      1,972,295             -      1,978,295
 Issuance of 2,200,000 shares of
    common stock.........................   22,000      1,955,096             -      1,977,096
 Net loss for the period.................       -              -      (1,232,213)   (1,232,213)
                                           -------    -----------    -----------    ----------
BALANCE March 31, 1997...................  $36,423    $12,525,952    $(9,306,780)   $3,255,595
                                           =======    ===========    ===========    ==========


       The accompanying notes are an integral part of these statements.

                       PIONEER COMMERCIAL FUNDING CORP.
                           STATEMENTS OF CASH FLOWS
                     FOR THE TWELVE MONTHS ENDED MARCH 31,



                                                                                     1997             1996
                                                                                ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $(1,232,213)      $  (479,803)
                                                                               -----------       -----------
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                      149,565           164,080
(Increase) decrease in --
Mortgage warehouse loan receivables                                              1,056,621        (2,579,116)
   Accrued interest receivable                                                       2,183           (10,866)
   Prepaid expenses                                                                 (7,710)           (6,654)
   Other assets                                                                    (25,000)           -
Increase (decrease) in --
  Accrued interest payable                                                         (43,564)           (1,543)
  Due to mortgage banking companies                                                 64,628           (15,054)
  Accounts payable & accrued expenses                                               85,295            96,921
                                                                               -----------       -----------
                                                                                 1,282,018        (2,352,232)
                                                                               -----------       -----------
Net cash provided by (used in) operating  activities                                49,805        (2,832,035)
                                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets                                                           (80,871)           (4,805)
                                                                               -----------       -----------
Net cash provided by (used in) investing activities                                (80,871)           (4,805)
                                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in borrowings used in operations,
   net of issuance costs                                                        (3,254,235)        2,680,185
Decrease in revolving line of credit and bridge financing                         (179,400)            -
Increase in deferred costs of equity offering                                       -               (182,570)
Increase in convertible note                                                     1,800,000             -
Net proceeds from issuance of stock                                              4,270,430             -
                                                                               -----------       -----------
Net cash provided by financing activities                                        2,636,795         2,497,615
                                                                               -----------       -----------

Net increase (decrease) in cash                                                  2,605,729          (339,225)

CASH AND CASH EQUIVALENTS -
  at the beginning of the period                                                    98,349           437,574
                                                                               -----------       -----------
CASH AND CASH EQUIVALENTS -
  at the end of the period                                                     $ 2,704,078       $    98,349
                                                                               ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                $   218,365       $    98,911
                                                                               ===========       ===========
NON CASH FINANCING ACTIVITIES
Cost of equity offering paid in prior years                                    $   315,039
                                                                               ===========

       The accompanying notes are an integral part of these statements.

                        PIONEER COMMERCIAL FUNDING CORP.
                        --------------------------------


                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 MARCH 31, 1997
                                 --------------



1.  NATURE OF OPERATIONS
    --------------------

Pioneer Commercial Funding Corp. (the "Company"), formerly known as PCF Acquisition Corp. ("PCF") is a New York corporation which merged with Pioneer Commercial Funding Corp. (a New York corporation) ("Pioneer") on November 23, 1994. PCF was organized and commenced operations on March 8, 1994 for the express purpose of raising capital through an initial public offering ("IPO") for the benefit of Pioneer.

Pioneer's Reorganization
------------------------

On April 2, 1993, Pioneer emerged from Chapter 11 of the United States Bankruptcy Code pursuant to a confirmed First Amended Modified Plan of Reorganization ("POR"). As of June 14, 1993, when the Company commenced active operations following its emergence from Chapter 11, it operated with limited financing sources. In addition, substantially all of the business conducted by the Company during the fiscal years ended March 31, 1994, 1995 and 1996 was with one to four mortgage banking companies.

Operations
----------

The Company is engaged in the business of mortgage warehouse lending which primarily consists of providing lines of credit, in the form of "warehouse financing," to mortgage banking companies to enable them to close real estate loans on single family, owner-occupied dwellings and sell such loans to investors in the secondary market. The Company obtains its funds from third-party funding sources through lines of credit and from its own sources. The Company's loan receivables from the mortgage banking companies are secured by an interest in the underlying real property which are then assigned to the Company's funding sources. Investor groups who purchase the mortgages, which generally occurs within 10 to 60 days from the time the Company makes the loan, remit the proceeds directly to the Company in satisfaction of the loan and interest receivable from the mortgage banking company. The Company will simultaneously use the funds to pay off its loan and accrued interest payable to its funding sources. The Company's primary sources of income from operations are processing fees received from its mortgage banking customer for each loan financed and the interest rate spread between the rate at which the Company borrowed from its funding source and the rate it charges its customer. The Company's customers fund loans throughout the United States with concentrations in California, Pennsylvania, Arizona and Colorado.

The Company's operations are subject to certain risks which are inherent to its industry. Its results of operations depend heavily upon the ability of its mortgage banking customers to originate mortgage loans. This ability is largely dependent upon general economic conditions in the geographic areas that the Company serves. Because these general economic conditions fluctuate, there can be no assurance that prevailing economic conditions will always favor the Company's business and operations. In addition, mortgage banking firms have historically experienced a wide range of financial results, from highly profitable to highly unprofitable. These financial results are due to many factors which affect most, if not all, firms in the mortgage banking business at about the same time. Three of these factors which predominate are: changes in mortgage interest rates, the availability of affordable credit, and the state of the domestic economy. These three factors, among others, affect the demand for new and used housing and thus the demand for financing and refinancing of mortgages. Lastly, although the Company's mortgage banking customers must have a commitment for each loan from an approved third-party agency (the "Agency") before the Company will extend mortgage warehouse financing, there is no guarantee that the Agency will, in fact, accept the mortgage loan when delivered due to certain deficiencies in the loan or other unanticipated circumstances which may exist. If for any reason an Agency does not accept the mortgage loan, and the Company's mortgage banking customer is unable to pay back its obligation to the Company through other means, the Company could find itself the owner of a long-term loan of less than market value instead of a short-term bridge financing receivable.

During the twelve month periods ended March 31, 1997, and 1996, the Company operated with a limited number of customers and funding sources. As of April 1, 1997, the Company had significantly increased its funds available from financing sources and its own sources. In addition, the Company had developed several new customer relationships and was in the process of evaluating the creditworthiness of many others. In management's opinion, the diversity and breadth of the Company's current customers and its expanded financing sources adequately mitigate the risk that the Company will be severely impacted in the near term as a result of the Company's customer base, competition, sources of supply, or composition of its markets. Management believes it is unlikely that any one event, such as loss of any individual customer, or decline in business conditions in a particular market would have a severe impact on the Company's operating results and that the Company will continue to operate in the normal course.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

Use of Estimates
----------------

The accompanying financial statements, which are prepared in conformity with generally accepted accounting principles, require the use of estimates made by management. The most significant estimates with regard to these financial statements relate to the valuation allowance for deferred income taxes and the estimated obligations due under the POR, as more fully described in Notes 5 and 10, respectively. Actual results may differ from those assumed in management's estimates.

Cash and Cash Equivalents
-------------------------

Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

Other Assets
------------

Effective April 25, 1996, a one year certificate of deposit in the amount of $25,000 was pledged in order for the Company to receive a California Lender Bond as a California Financial Lender, to be renewed annually at the discretion of the insurance carrier. The certificate of deposit is included in other assets in the accompanying financial statements.

Fixed Assets
------------

Depreciation expense is computed generally on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the estimated life of the asset or the term of the lease, whichever is shorter. The ranges of estimated useful lives used in computing depreciation and amortization are as follows:


                                      Years
                                     -------

      Furniture and equipment        3 to 10
      Autos and trucks                  5
      Leasehold improvements         3 to 10
      Proprietary computer software     5

Proprietary computer software consists of a set of computer programs that were developed internally by the Company for use in its business and are not for resale to other mortgage finance companies.

Income Taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are provided for at the statutory rates on the difference between financial statement basis and tax basis of assets and liabilities and are classified in the balance sheets as current or noncurrent consistent with the assets and liabilities which give rise to such deferred income taxes.

Deferred Costs of Equity Offering and Debt Issuance
---------------------------------------------------

Certain costs associated with the IPO were paid by the Company and deferred as of March 31, 1996. Upon the successful completion of the IPO, these costs were written off as a non-operating expense or shown as a direct reduction to additional paid-in capital as appropriate.

Loss Per Share of Common Stock
------------------------------

The loss per share of common stock was computed using the net loss for the year, divided by the weighted average number of shares outstanding during the period (adjusted for the reverse stock split effective in June 1996). Weighted average shares outstanding are further adjusted for the impact of shares issued and warrants issued and options granted for which the exercise price is less than the average share price.

For the twelve month periods ended March 31, 1997, and 1996, the average share price exceeded the exercisable price for all options and warrants, and the impact of conversion of the warrants and options would have been anti-dilutive. Therefore, the options and warrants were not considered in the calculation of loss per common share.

The Company will adopt Statement of Accounting Standards ("SFAS") No. 128, "Earnings Per Share" during the next fiscal period. SFAS No. 128 more clearly defines basic and diluted earnings per share and a reconciliation of numerators and denominators used in the computations. Management has determined that the adoption of SFAS No. 128 will not have an impact on the results of the operations or financial position of the Company.

Reclassifications
-----------------

Certain reclassifications have been made to conform prior years data to the current format.

3.  MORTGAGE WAREHOUSE LOAN RECEIVABLES/PAYABLE
    -------------------------------------------

Loan receivables are generally due within sixty days from the date funded, with an average outstanding period of seventeen days and interest payable at prime plus 1.5%. Similarly, all of the related loans payable are due within the same time frame with interest payable at prime plus 1%. The Company's available line of credit was $4 million as of March 31, 1996.

As of September 1, 1996, the $4 million line of credit was renewed for one year with a 1 percent renewal fee amortized over the life of the loan. As of March 31, 1997, the line was terminated and the Company was refunded the unamortized portion of the renewal fee and all unexercised options immediately expired.

As of March 31, 1997, the Company obtained a $25 million revolving line of credit pursuant to a security agreement between the Company and Bank One, Texas, N.A. ("Bank One"). The Company will pay interest on advances at the "prime rate" of interest, quoted from time to time by the Wall Street Journal plus or minus one-eighth of a percent. As collateral security for its indebtedness to Bank One the Company granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loan funded by it with moneys advanced under its Bank One credit line and all mortgages or other forms of collateral security obtained by the Company in connection with the funding of such loans.

For the years ended March 31, 1997 and 1996, the weighted average interest rate on loans receivable was 9.66% and 9.93%, respectively, and on loans payable was 9.25% and 9.53%, respectively. Loans receivable are collateralized by a security interest in the underlying real property which the Company then assigns to its funding sources as security for the loans payable.

4.  BRIDGE FINANCING
    ----------------

In March 1994, the Company entered into a loan arrangement with various individuals (original bridge financiers) to provide $200,000 in additional funds to be used in the ordinary course of the Company's warehouse lending operations and to defray certain expenses of the anticipated IPO. The loans bore interest at a rate of 12% and were due at the earlier of the successful completion of the IPO or August 31, 1995. As an inducement to make these loans, the Company issued 22,727 shares of its common stock to the original bridge financiers. The original 22,727 shares issued and the additional 7,272 shares issued in fiscal 1997 discussed below were assigned a $5.00 per share value (which is equal to the price that these shares were offered at in the IPO) resulting in a $150,000 discount to the debt. The discount was amortized to interest expense over the term of the debt agreements resulting in an effective interest rate of 248%.

On August 31, 1995, the bridge loans matured but were not paid by the Company. On January 16, 1996, the Company paid off in full loans outstanding to two of the bridge financiers. On February 1, 1996, the Company entered into agreements with the remaining two bridge financiers (the remaining bridge financiers) with aggregate outstanding loans to the Company as of such date totaling $123,708 (which includes $23,708 of unpaid accrued interest), whereby the maturity date of the bridge loan obligations was extended to the earlier of three days following the consummation of the IPO or December 31, 1996.

The Company received waivers from all of the original bridge financiers for any defaults which may have occurred as a result of the Company's failure to pay off its debt obligations on their original maturity date of August 31, 1995. In consideration for the waivers received and in order to adjust the number of shares given to the original bridge financiers for the impact of the June 1996 reverse stock split which reduced their number of shares owned from 30,000 to 22,727 shares, the Company issued to the original bridge financiers an additional 7,272 shares of common stock in June 1996. In addition, the Company issued 10,000 more post-split shares to the remaining bridge financiers in consideration for extending the maturity on their debt in February 1996. A value of $5.00 per share was assigned to these shares on the date of the debt modification resulting in a $50,000 discount to the debt. Such discount is being amortized to interest expense over the remaining term of the modified debt agreements resulting in an effective interest rate of 133% for the period from February 1, 1996 through December 31, 1996. Upon successful completion of the IPO on August 12, 1996, all outstanding principal and interest related to the above agreements was paid in full.

5.  INCOME TAXES
    ------------

The Company recorded losses from operations for the twelve month periods ended March 31, 1997 and 1996 for both financial reporting and Federal income tax purposes and provided $3,169, and $1,188, respectively, for income taxes, which represents provisions for minimum state taxes.

Deferred taxes consist primarily of net operating loss carryforwards ("NOL's") for tax purposes which can be off-set against future taxable income. As of March 31, 1997, the Company's NOL is $2.0 million, which expires in varying amounts between 2000 and 2011. Approximately $1.3 million of the NOL is limited to use (approximately $100,000 per year) due to a change in ownership in November 1994 resulting from the merger between Pioneer and PCF.

The realization of the future tax benefits from deferred tax assets is dependent upon the Company generating sufficient future taxable income. Accordingly, a 100% valuation allowance has been established against the net deferred tax asset.

6.  DUE TO MORTGAGE BANKING COMPANIES
    ---------------------------------

The Company generally will only finance up to 98% of the total loan amount closed by the mortgage banking company. Upon sale of the loan to the investor group, proceeds for 100% of the loan amount are remitted to the Company by the investor. The Company holds such funds until receipt of amounts due from the mortgage banking company for fees and accrued interest on the 98% financed.

7.  DEFERRED LEGAL FEES
    -------------------

Deferred legal fees are a consequence of the POR and are payable in four annual installments which began on April 16, 1994. The Company has not paid the April 1996 and 1997 installments totaling $57,149 as of March 31, 1997.

8. STOCKHOLDERS' EQUITY AND INITIAL PUBLIC OFFERING
   ------------------------------------------------

Reverse Stock Split
-------------------

Effective June 1996, the Board of Directors of the Company authorized a .758 for 1 reverse stock split of all of its then outstanding common stock. All share and per share amounts in these financial statements have been restated to give effect to the reverse stock split as if it had occurred on the first day of each period presented.

Share Voting Agreements
-----------------------

On October 25, 1994, in connection with a stock purchase agreement with an unrelated third party, Pioneer issued an additional 176,136 shares of its Class B common stock for $500,000 (which were exchanged for 176,136 common shares of PCF upon the consummation of the merger). The agreement gives the third party the right to acquire additional shares, if, in future periods, additional shares are issued to other parties so that this third party's percentage ownership in the Company does not fall below 20% of the total outstanding common shares. In connection with this stock purchase transaction, the unrelated third party entered into a share voting agreement with certain existing shareholders of the Company, who after the merger, own greater than 50% of the Company in the aggregate. The share voting agreement requires that all parties to the agreement will vote on all matters subject to shareholder approval in a consistent fashion. The agreement was terminated upon the successful completion of the stock offering discussed below.

Initial Public Offering
-----------------------

In August 1996, the Company consummated its IPO pursuant to which the Company issued and sold 600,000 shares of its common stock, par value $.01 per share (the "Common Stock"), and 690,000 warrants (including warrants sold upon exercise of the underwriters' over-allotment option) to the public at a price of $5.00 per share and $.10 per warrant, which yielded to the Company net proceeds of approximately $2 million. The warrants give the owner the right to purchase an additional share of common stock at a price of $5.50 for a period of four years commencing after the completion of the IPO (the "Exercise Period"). Such warrants will be immediately tradable separate from the common stock.
Commencing two years after the completion of the IPO and through the end of the exercise period, the warrants may be redeemed by the Company upon 30 days' written notice at a price of $.05 per warrant, provided that (1) the closing sale price of the Company's common stock shall not be less than $7.50 per share for any period 20 days subsequent to the issuance of the written notice, or (2) that the warrant holders have not exercised their warrants at any time prior to the period 30 days after the issuance of the written notice. In addition, the underwriter was issued the right for a period of four years commencing one year after the completion of the IPO to purchase, in tandem, 60,000 shares of common stock of the Company and 60,000 common stock purchase warrants at a price of $6.12 for each combined share and warrant. The terms of the warrants acquired by the managing underwriter were the same as those discussed above except that such options are nontransferable. The warrants are exercisable into 690,000 shares of Common Stock at a price of $5.50 per share August 12, 2000.

Private Placement
-----------------

On February 28, 1997, the Company completed a private placement of securities (the "Private Placement") with eight investors who invested an aggregate of $4 million in the Company in consideration for 2.2 million shares of Common Stock and $1.8 million principal amount of convertible promissory notes of the Company (the "Convertible Notes"). The Convertible Notes were converted into 1.8 million shares of common stock on May 9, 1997.

Dividend Restriction
--------------------

The holders of the Company's Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The common stockholders are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available. As of March 31, 1997, in management's opinion, it is not anticipated that dividends will be paid on common stock in the foreseeable future as certain of the debt instruments to which the Company is a party to prohibit or restrict the payment of dividends (see Note 10 for further discussion of restrictions under the POR).

9.  STOCK OPTION PLANS
    ------------------

The Company has adopted the disclosure-only provisions of SFAS No. 123,
"Accounting for Stock-Based Compensation."   Accordingly, no compensation costs
has been recognized for the Company's Non-Qualified Stock Option Plan (the "Plan"). The Company has calculated pro-forma financial results based on the estimate of the fair value of its stock options at grant date, as required under SFAS No. 123, and noted that the impact on the net loss for the fiscal year ended March 31, 1997 was not material.

The Plan which was adopted on August 1, 1994, provides for the issuance of options to purchase up to 151,515 shares of the Company's common stock to persons who are at the time of grant, employees of, or consultants to, the Company.

The Company has issued additional options outside the Plan at the discretion of its Board of Directors ("BOD").

The following table summarizes information related to shares under option and shares available for grant under the Plan and separate actions of the BOD:

                                                                     1997       1996
                                                                   --------   --------

Options outstanding at beginning of year                            235,166      7,892
Options granted during the year                                     112,879    227,274
Options relinquished during the year                                      -          -
                                                                   --------   --------
Options outstanding at end of year                                  348,045    235,166
                                                                   ========   ========

Per share price of outstanding options issued in prior year           $5.00      $5.00

Per share price of outstanding options issued in current year      $1.99 to      $5.00
                                                                     $5.00


10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Plan of Reorganization
----------------------

Under the POR, the Company is contingently liable to its pre-Chapter 11 unsecured creditors, for such creditors' pro rata shares of noninterest-bearing notes (the "Notes") totaling $1,350,000. Commencing with the close of fiscal year ending March 31, 1996, and for all succeeding years thereafter, until full aggregate payment of $1,350,000 is made under the Notes, each Note holder shall receive a cash distribution equal to such Creditors' pro-rata share of twenty percent of the Net Income Available for Note Payments, if the Net Income for any such year exceeds $1,300,000.

For the fiscal years ended March 31, 1997 and 1996, the Company had not generated income that resulted in payment on the Notes. Accordingly, no liability has been reflected in the Company's balance sheet for the Notes or the professional fees.

In addition to the Notes, approximately $50,000 in professional fees incurred in connection with the POR were deferred and will only be paid to the extent the Notes are paid in full.

As of March 31, 1997, the Company was unable to determine whether it is probable that it will generate income in future years which would result in payments on the Notes. As such, no liability has been reflected in the Company's balance sheet for the Notes or the professional fees.

In accordance with the POR, certain operating restrictions have been placed upon the Company until the time that all amounts due on the Notes have been paid in full. These restrictions include:

   - Incurring new debt in excess of $25,000, except for secured lending required in the ordinary course of the Company's mortgage lending operations.

   - Expending more than $25,000 in the aggregate in a calendar year to purchase or lease capital assets, except to replace existing assets.

   - Expending more than $320,000 annually in the aggregate to the officers of the Company and placing limitations on salary increases.

   -  Merging or consolidating with another business.

   - Declaring dividends on any class of common stock, except that, if there should be a public offering of the securities of the Company, and, if at the option of the Company, fifty percent of the proceeds in excess of $5,000,000 from such offering are utilized for the payment of the Notes, then such dividend restriction shall be deemed waived.

As of March 31, 1997, the Company was in compliance with the above restrictions.

Consulting Contract
-------------------

In September 1996, the Company entered into a two year consulting contract with Boru Enterprises to assist the Company in its relationships with investment bankers, analysts and other members of the financial community. Under terms of the agreement the Company paid the consultant $100,000 in advance. In February 1997, the contract was terminated by the Company and the entire contract was expensed to non-operating expense for the fiscal year ended March 31, 1997.

Employment Contracts
--------------------

In March 1995, the Company entered into a two-year employment agreement with its Chief Financial Officer ("CFO") which provided for a base annual salary of $100,000 and $90,000 for the fiscal years ending March 31, 1997 and 1996, respectively. This contract was subsequently extended through March 31, 1998 at
a base salary of $100,000.   In addition, the Company must reimburse the CFO
certain business-related expenses, provide for the use of a Company automobile and pay the premiums for life and long-term disability insurance. In the event of termination in connection with a change in control, the CFO is entitled to the balance of the amount due under this agreement plus an additional $100,000.

The agreement also provides for the granting to the CFO an option to purchase 75,758 shares of the Company's common stock at an exercise price of $5.00 per share and a second grant on May 1, 1996 to purchase an additional 37,879 shares at the market price of the common stock estimated at that date to be $5.00 per share. Both options are immediately exercisable and expire five years from the date of grant.

In June 1995, the Company entered into employment contracts with its Chief Executive Officer ("CEO") and President providing for an annual salary of $55,000 for each individual commencing after the completion of the IPO. For the period from June 1995 through the completion of the IPO on August 12, 1996 these officers were each granted an option to purchase 75,758 shares at an exercise price of $5.00 per share in lieu of salaries. See Note 9 for a summary of stock options awarded by the Company.

Investment in Trans Lending Corporation
---------------------------------------

On December 23, 1996, prior management of the Company signed a Stock Purchase Agreement (the "Agreement") to acquire 500 shares of Trans Lending Corporation ("Trans Lending") common Stock for $100,000 and 200 shares of Trans Lending's non-voting, non-dividend paying preferred stock for $200,000. Trans Lending was formed to originate consumer automobile financing transactions for non-prime borrowers by acquiring contracts from franchised and independent car dealers.
As of March 31, 1997 the Company had paid $100,000 to Trans Lending pursuant to the Agreement.

Several conditions precedent to closing the transaction, pursuant to the Agreement, had not been completed as of March 31, 1997, including delivery of the share certificates evidencing Pioneer's ownership of 500 fully paid and nonassessable shares of common stock. Management does not intend to remit the $200,000 for the preferred stock in Trans Lending, nor do they believe they are liable for the obligations or operating performance of Trans Lending. Additionally, management is of the opinion that the Agreement is not binding or enforceable. The Company has written-off their $100,000 investment in Trans Lending at March 31, 1997.

Lease Obligation
----------------

The Company leases its office space under an operating lease expiring October 31, 2001. The current lease calls for CPI increases in years 2 through 5 with a minimum of 3% and a maximum of 5%.

Future minimum lease commitments as of March 31, 1997 are as follows, for the fiscal years ending March 31, :


                    1998                   $ 26,136
                    1999                     26,136
                    2000                     26,136
                    2001                     26,136
                    2002                     15,246
                                           --------

                                           $119,790
                                           ========


11.  OPERATING  AND NON-OPERATING EXPENSES
     -------------------------------------

Operating and non-operating expenses consisted of the following for the years ended March 31, 1997 and 1996:

                                             1997            1996
                                          ----------       --------

Salaries and benefits                     $  188,822       $134,555
Depreciation and amortization                112,065        101,300
Professional fees                            191,513        114,382
Utilities                                     26,928         19,782
Rent                                          17,662         11,609
Repairs and maintenance                        5,608          4,616
Other                                        160,203         47,465
                                          ----------       --------
Operating expenses                           702,801        433,709
Non-operating expenses                       614,459              -
                                          ----------       --------
                                          $1,317,260       $433,709
                                          ==========       ========


The Company's non-operating expenses for the fiscal year ended March 31, 1997 represent one time only costs incurred in connection with a proposed, but not consummated, second offering of the Company's common stock and other financing related efforts in fiscal 1997.

12.  RELATED PARTY TRANSACTIONS
     --------------------------

For the years ended March 31, 1997 and 1996, certain family members of an executive officer and a member of the BOD of the Company were engaged to perform various accounting and consulting services for the Company. Such individuals were compensated approximately $15,481 and $3,106 for these services in 1997 and 1996, respectively.

13. SUBSEQUENT EVENTS
    -----------------

On April 2, 1997 and April 4, 1997 the Company issued unsecured loans of $400,000 and $600,000, respectively to Rogosin Converters, Inc. an affiliate of the Company. The loans were guaranteed by Leedan International, B.V., a shareholder of the Company with a substantial net worth. The Company earned 12% interest per annum on the loans which was paid monthly. Management determined that this would yield a better return than investing the otherwise idle cash in other investment alternatives, such as

Treasury bills or commercial paper. The loans were approved by the BOD of the Company. All unpaid principal and interest owing on the loans was paid in full on June 20, 1997.

On April 16, 1997 the Company entered into a joint venture agreement with Maryland Financial Corporation ("MFC") to form Pioneer Home Funding, LLC, a California Limited Liability Company, ("PHF"). The Company and MFC will maintain 80% and 20% ownership interests, respectively, in PHF. The Company and MFC have contributed $40,000 and $20,000, respectively, as of June 10, 1997. These amounts are anticipated to increase up to $200,000 and $50,000, respectively. PHF is a mortgage banking company organized for the primary purpose of originating, acquiring, marketing and selling mortgage loans on residential properties. PHF will focus on various lending markets including the subprime market. All loans originated or acquired by PHF will be sold servicing released. PHF is expected to commence operations in July 1997.

On May 9, 1997, the Company increased its authorized shares of common stock by 15 million to 20 million shares. With these newly available shares, the Company immediately converted its outstanding Convertible Notes into 1.8 million shares of common stock.

On June 25, 1997, the Company has filed a form 8-K with the Securities and Exchange Commission ("SEC") to change its fiscal year end from March 31 to December 31 as of December 31, 1997. No response has been received from the SEC as of the date of this filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III
                                    --------


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS.

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company are as follows:

            Name          Age                Position
            ----          ---                --------
     M. Albert Nissim...  63    President

     Glenda S. Klein....  53    Director, Senior Vice President,
                                Secretary, Treasurer and Chief Financial Officer

     Richard Fried......  51    Director

     Boaz Harel.........  34    Director

     Tamar Lieber.......  55    Director

     Mark Roth..........  35    Director

     Glenda S. Klein has served as a director of the Predecessor since 1993, and was appointed to serve as the Predecessor's Treasurer and Chief Financial Officer in 1994. She assumed the same directorial and official positions with the Company upon consummation of the Merger in November 1994. In 1993 Ms. Klein and her husband filed a petition pursuant Chapter 7 of the Bankruptcy Code. After receiving a discharge in bankruptcy, they reopened the bankruptcy proceedings and converted same to a case under Chapter 11 of the Bankruptcy Code. In April 1995, Ms. Klein and her husband deposited $100,000 into the Bankruptcy Court for the purpose of paying in full, with interest, any of the creditors of their bankrupt estate who had filed claims against them in said proceedings. In October 1995, such proceedings were closed. In April 1997 Ms. Klein was appointed as one of the Company's designees on the Board of Directors of Pioneer Home Funding, L.L.C., a subsidiary of the Company.

     Richard Fried was appointed to the Predecessor's Board in February 1994 and served as Vice-President of the Predecessor. Upon consummation of the Merger in November 1994, he became a director of the Company. Since June 1991 Mr. Fried has served as President of Medical Systems, Inc., an application software development company, of which he has been a principal shareholder. From February 1993, he has served as President of Montgomery Associates, Inc., a corporation wholly-owned by him, which is engaged in business as an importer-exporter. Since April 1993, Mr. Fried has been a principal shareholder, and has served as President, of Sea Change Systems, Inc., a software tools development company. From April 1993 to May 1994, he was a Branch Manager of LPL Financial Services, a stock brokerage firm, which is an NASD member firm. Since November 1994, Mr. Fried has been a controlling shareholder and has served as President of SMARTpay, Inc., a collection service. From April 1995 he has served as President of Centennial Systems, Inc., a software distribution, sales and service firm of which he is a principal shareholder. Since October 1996, Mr. Fried has been a controlling shareholder, and has served as President, of Leeward Software, Inc., an application software developer. From October 1996 he has also served as President of Windward Software, Inc., a materials management software intellectual property company of which he is also a principal shareholder. From December 1996 he has served as President of Strategic Reporting Systems, Inc., a database report generation software development and distribution firm of which he is a principal shareholder. From April 1997, he has served as managing director of HYCOM USA, Inc., an international software development and distribution company, of which he is a principal shareholder.

     Boaz Harel was appointed to the Board in November 1996. From 1991 to 1993, Mr. Harel was the founder and managing director of Mashik Business and Development Ltd., an engineering consulting company. Since 1993, Mr. Harel has been the Managing Director of Leedan Business Enterprise Ltd. ("Leedan"), a publicly-held Israeli company which is the beneficial owner of 49% of the Company's Common Stock. Since January 1994, Mr. Harel has served as a member of the Supervisory Board of ICTS International N.V. and since September 1996, Mr. Harel has served as the Chairman of ICTS USA (1994), Inc., an indirect subsidiary of Leedan. Since 1997 Mr. Harel has been Co-Managing Director of Leedan International Holdings B.V., a principal shareholder of the Company and an indirect wholly-owned subsidiary of Leedan.

     Tamar Lieber was appointed to the Board in June 1995. Ms. Lieber has been engaged in practice as a senior psychotherapist at the Center for Preventive Psychiatry in White Plains, New York, a non-for profit community mental health clinic, for more than the past five years.

     Mark Roth was appointed to the Board in November 1996 as designee of National Securities Corporation ("National"), the underwriter of the Company's IPO. Mr. Roth is an attorney who engaged in the private practice of law between March 1992 and September 1995. In 1992, Mr. Roth began representing National and since October 1995 Mr. Roth has served as General Counsel of National and continues to serve in that capacity. Since February 1997 he has also served as Secretary of National. Mr. Roth also serves as Secretary and General Counsel of Olympic Cascade Financial Corporation, a publicly traded financial holding company and a parent of National.

     M. Albert Nissim was appointed as the President of the Company in January 1997. He has served as Secretary of ICTS International N.V. since January 1996. Mr. Nissim has also served as President of ICTS USA (1994), Inc. since January 1994. From 1994 to 1995, he served as Managing Director of ICTS International B.V. Mr. Nissim served as the President of Harel & Partners from 1991 to 1994. From 1990 to the present, he has been the Vice President and a director of Tuffy Associates Corp., an automotive repair franchise company affiliated with Mr. Ezra Harel, the brother of Boaz Harel. Mr. Nissim is also a Co-Managing Director of Leedan International Holdings B.V., and a principal shareholder of the Company. In April 1997, Mr. Nissim was appointed as one of the Company's designees on the Board of Directors of Pioneer Home Funding, L.L.C., a subsidiary of the Company.

     On January 9, 1997, Messrs. Arthur Goldberg and Elie Housman, the Company's Chief Executive Officer and Chief Operating Officer, respectively, were removed from their respective offices by the Board of Directors following disagreements between the Board of Directors and those two officers with respect to the Company's financing efforts and investment strategies. On January 20, 1997, Messrs. Goldberg and Housman resigned from their positions as directors of the Company.

 .    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     On February 28, 1997, as a result of the completion of the Private Placement, Leedan International Holdings B.V. ("Leedan") became the holder of 38% of the Common Stock and Leedan Business Enterprise Ltd. ("Leedan Business"), an indirect parent corporation of Leedan became the beneficial holder of 42% of the Common Stock. Prior to the Private Placement, Leedan Business was the beneficial holder of more than 10% of the Common Stock. The Company did not receive a Form 3 on behalf of Leedan Business or a Form 3 on behalf of Leedan until June 25, 1997.

     M. Albert Nissim was appointed as the President of the Company on January 9, 1997. A Form 3 was not filed on behalf of Mr. Nissim until March 10, 1997.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth compensation awarded to, earned by or paid to executives of the Company and to Uri Lieber and Arthur Goldberg in their former capacities as Chief Executive Officers of the Company. No executive officer of the Company earned a salary and bonus of more than $100,000 during any one of the 1994, 1995 and 1996 fiscal years. During such fiscal years the Company did not grant any restricted stock awards or stock appreciation rights to any of its executives.


====================================================================================================
NAME AND PRINCIPAL POSITION                       ANNUAL COMPENSATION                    AWARDS
----------------------------------------------------------------------------------------------------
                                                                            OTHER
                                 FISCAL YEAR                               ANNUAL       SECURITIES
                                    ENDED                                COMPENSA-      UNDERLYING
                                  MARCH 31      SALARY($)    BONUS($)     TION ($)       OPTIONS
----------------------------------------------------------------------------------------------------
M. Albert Nissim*                    1997      $ 14,385                                      90,000
President
----------------------------------------------------------------------------------------------------
Glenda S. Klein,                     1997      $ 98,998                                     172,879
Senior Vice President
----------------------------------------------------------------------------------------------------
                                     1996      $ 90,000      $10,000                         75,758
----------------------------------------------------------------------------------------------------
                                     1995      $ 56,017
----------------------------------------------------------------------------------------------------
Uri Lieber, Former CEO               1995      $ 97,139(1)        --        $8,003(2)            --
----------------------------------------------------------------------------------------------------
Arthur Goldberg, Former CEO          1997            --(3)        --            --           75,758
===================================================================================================

*Commenced service as President of the Company in the fourth quarter of the 1996 fiscal year.

(1) Represents compensation paid to Mrs. Lieber on behalf of Uri Lieber under his employment agreement with the Company.

(2) Represents the premiums paid by the Company with respect to term life insurance owned by Mr. Lieber and payable to his designated beneficiary.

(3) The Company has been accruing a compensation obligation of $18,333 to Mr. Arthur Goldberg, a former Chief Executive Officer.

 .    COMPENSATION OF DIRECTORS.

     None of the directors of the Company has been compensated in his or her capacity as a director.

 .    OPTIONS ISSUED TO EXECUTIVES.

     In consideration of the services rendered by Messrs. Goldberg and Housman, in lieu of payment of salaries, between June 1995 and the closing of the IPO, the Company issued five year options to each of them to purchase 75,758 shares of Common Stock at an exercise price of $5.00 per share. Such options were not issued pursuant to the Company's Incentive Stock Option Plan. The table below sets forth information regarding option grants in 1996 fiscal year to executive officers of the Company.


===============================================================================================================
                                                    INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------------------------------
                        NO. OF SECURITIES        % OF TOTAL OPTIONS
                        UNDERLYING OPTIONS       GRANTED TO EMPLOYEE     EXERCISE PRICE
     NAME                   GRANTED              IN 1996 FISCAL YEAR       PER SHARE      EXPIRATION DATE
---------------------------------------------------------------------------------------------------------------
M. Albert Nissim             90,000                     100                 $2.50         February, 2000
---------------------------------------------------------------------------------------------------------------
Glenda Klein                248,637                      93.6           $1.99 - $5.00     August, 2001
---------------------------------------------------------------------------------------------------------------
Arthur Goldberg*             75,758                     100                 $5.00         August, 2001
---------------------------------------------------------------------------------------------------------------
Elie Housman*                75,758                     100                 $5.00         August, 2001
===============================================================================================================

*Former officer and director.

 .  EMPLOYMENT AGREEMENTS.

     In January 1997, the Company appointed M. Albert Nissim as President for a six-month term on a part-time basis, at a salary of $6,000 per month. The employment arrangement has been extended by the Company, effective July 9, 1997, for a two-year period, unless earlier terminated by either party on not less than 90 days prior notice.

     In March 1995, the Company entered into an employment agreement with Glenda
S. Klein, pursuant to which the Company agreed to employ Ms. Klein as its Senior Vice President, Secretary, Treasurer and Chief Financial Officer through March 31, 1997. The agreement was extended for one additional year on the same terms and conditions. The agreement provides for base compensation of $90,000 per annum for the first year, $100,000 per annum for the second year and $100,000 for the additional year. The agreement further provides for the grant of a five-year option to purchase 75,758 shares of Common Stock of the Company exercisable at a price of $5.00 per share and the grant of a second five-year option on May 1, 1996, entitling her to purchase 37,879 shares of Common Stock of the Company at a price of $5.00 per share; obligates the Company to pay the premiums with respect to a term life insurance policy payable to Ms. Klein's designated beneficiary in the aggregate amount of $750,000 during the first year of the term and $1,000,000 during the second year and the extension year of the term; obligates the Company to pay the premiums with respect to a long-term disability policy in an amount sufficient to cover the salary payable to Ms. Klein pursuant to the employment agreement; and obligates the Company, in the event of the termination of Ms. Klein's employment in connection with a change in control of the Company, to pay as severance the balance of the salary payable under the employment agreement plus an additional $100,000 and to continue medical coverage for the balance of the term.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the holdings of the Common Stock as of June 25, 1997 by each person or entity known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock.

                                                     COMMON STOCK
                                     ---------------------------------------------
 NAME AND ADDRESS                    NUMBER OF SHARES           PERCENT OF CLASS
OF BENEFICIAL OWNER                  BENEFICIALLY OWNED         BENEFICIALLY OWNED
-------------------                  ------------------         ------------------
Leedan Business Enterprise Ltd.               2,676,136/1/              49.2%
("Leedan Business")
8 Shaul Hamelech Blvd.
Tel-Aviv 64733, Israel

Jay Botchman                                    530,000                  9.7%
1500 E. Tropicana Avenue
Suite 100
Las Vegas, Nevada  89113

Michael Lauer                                   600,000/2/                11%
200 Park Avenue
Suite 3900
New York, New York  10166

Tamar Lieber                                    322,122                  5.9%
160 West 66th Street
New York, New York  10022

----------
/1/ Leedan International Holdings B.V., which together with Leedan Systems & Properties Promotion (1993) Ltd. holds 49.2% of the issued and outstanding Common Stock of the Company, is an indirect wholly-owned subsidiary of Leedan Business. Certain members of the family of Mr. Boaz Harel, a director of the Company, collectively own approximately 57.5% of the outstanding shares of Leedan Business. Mr. Harel owns approximately 17% of the outstanding shares of Leedan Business and disclaims beneficial ownership of any stock of Leedan Business held by any other member of the Harel family.

/2/ Mr. Lauer owns shares of the Company and is the investment manager with authority to vote and dispose securities owned by three entities that he manages. The shares of the Company owned by Mr. Lauer directly and by the entities he manages total more than 5% of the outstanding shares of Common Stock of the Company.

     The following table sets forth the holdings of the Common Stock as of June 25, 1997 by (1) each director and named executive officer; and (2) all directors and executive officers as a group.

                                              NUMBER OF SHARES            PERCENT
NAME                  TITLE                    OF COMMON STOCK            OF CLASS
----                  -----                   ----------------          ------------
Glenda Klein          Director and                     217,546/3/           3.8%
                      Senior Vice
                      President, Secretary,
                      Treasurer and Chief
                      Financial Officer

Tamar Lieber          Director                         322,122              5.9%

Richard Fried         Director                          12,046          Less than 1%

M. Albert Nissim      President                         30,000/4/       Less than 1%

Directors and                                          581,714/3/          10.3%
Executive
Officers as a
group (6 persons)

__________
/3/ Includes 168,637 shares of Common Stock which Ms. Klein has the right to acquire within 60 days from the date hereof upon exercise of an option held by her.

/4/ Includes 30,000 shares of Common Stock which Mr. Nissim has the right to acquire within 60 days from the date hereof upon exercise of an option held by him.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 .    CERTAIN TRANSACTIONS.

     In November 1995, the Company borrowed $35,000 from Glenda Klein and $38,000 from Tamar Lieber. Each of such loans earned interest at the prime rate published from time to time by the Wall Street Journal plus 1/4% per annum pursuant to a revolving credit and security agreement which provided that advances under such lines were secured by the mortgage liens created as a result of the loans funded with such advances. Mrs. Klein was paid a fee of $588.17 to cover the penalties she incurred from the early redemption of certificates of deposit which were used to provide such loan funds. All such loans were paid in full in the 1996 fiscal year.

 .    THE COMPANY'S ACQUISITION OF TRANS LENDING CORPORATION

     On December 23, 1996, the Company signed a Stock Purchase Agreement (the "Agreement") to acquire 500 shares of common stock of Trans Lending Corporation ("Trans Lending") for $100,000 and

200 shares of Trans Lending's non-voting, non-dividend paying preferred stock for $200,000. Trans Lending represented to the Company that it was formed to originate consumer automobile financing transactions for non-prime borrowers by acquiring contracts from franchised and independent car dealers.

     Alan Mann, Arthur's Goldberg's son-in-law, owned 25% of the outstanding common stock of Trans Lending at the time of the transaction. Arthur Goldberg was the Chief Executive Officer and Chairman of the Company at the time of the transaction. The transaction has not been completed; Trans Lending has not delivered any stock certificates to the Company and the Company has not paid the full amount agreed upon. As of March 31, 1997, the Company had paid $100,000 to Trans Lending pursuant to the Agreement. However, several conditions precedent to the closing of the transaction pursuant to the Agreement had not been completed as of March 31, 1997, including delivery of the share certificates evidencing Pioneer's ownership of 500 shares of common stock of Trans Lending. Management of the Company does not intend to remit the $200,000 for the preferred stock of Trans Lending, nor does it believe that the Company is liable for the obligations or operations of Trans Lending. As of March 31, 1997, the Company wrote-off its investment of $100,000 in Trans Lending and is presently considering whether to pursue legal action against Trans Lending and/or its principals for the loss of its investment.

 .    LOAN TO ROGOSIN

     On April 2, 1997 and April 4, 1997, the Company issued unsecured loans of $400,000 and $600,000, respectively, to Rogosin Converters, Inc., an affiliate of the Company. Members of the family of Mr. Boaz Harel, including Mr. Harel, a director of the Company, have an indirect controlling interest in Rogosin Converters, Inc. The loans were guaranteed by Leedan International B.V., a shareholder of the Company. The Company earned interest of 12% per annum on the loans, which interest was paid monthly. The principal and accrued interest on the loans were paid in full on June 20, 1997.
                                     * * *

ITEM 13.  EXHIBITS & REPORTS ON FORM 8-K



Exhibit
Number         Description
-------        -----------
3.1            Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2,
               dated December 27, 1996)

3.2            Certificate of Amendment of the Company's Certificate of
               Incorporation (incorporated by reference to Exhibit 3.3 to the
               Company's Registration Statement on Form SB-2, dated December 27,
               1996)

3.3 Certificate of Amendment of Certificate of Incorporation of the Company

3.4 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 dated
               December 27, 1996)

10.1 Credit Agreement between Bank One, Texas, N.A. and the Company, dated March 31, 1997

10.2 Revolving Line of Credit and Security Agreement between UMB Bank and Trust Company and the Company, as amended (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 dated December 27, 1996)

10.3           Employment Agreement for Glenda S. Klein dated April 1, 1995
               (incorporated by reference to Exhibit 10.2 to the Company's
               Registration Statement on Form SB-2 dated December 27, 1996)

10.4 The Company's Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2 dated December 27, 1996)

10.5           Stock Purchase Agreement between the Company and Trans Lending
               Corporation, dated December 23, 1996 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form
               SB-2 dated December 27, 1996)

11 Statement regarding computation of per share earnings: set forth in note 2 on page F-8 of the Financial Statements in Item 7 of this Report

21             List of subsidiaries


27             Financial Data Schedule, submitted only in electronic format


 .              REPORTS ON FORM 8-K

               During the fourth quarter of the 1996 fiscal year, the Company filed three reports on Form 8-K as set forth below:

               1. On January 23, 1997 in response to "Item 5-Other Matters" in connection with the replacement and resignation of certain executive officers and directors of the Company.

               2. On February 7, 1997 in response to "Item 5-Other Matters" in connection with the Company's Private Placement.

               3. On March 5, 1997 in response to "Item 1-Change in Control of the Registrant" in connection with the change in control of the Company as a result of the completion of the Private Placement.


                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PIONEER COMMERCIAL FUNDING CORP.


                                           By: /s/ M. Albert Nissim
                                              ________________________________
                                           Name:  M. Albert Nissim
                                           Title: President

                                           Date: June 25, 1997
                                                ________________________________

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                           By: /s/ M. Albert Nissim
                                              ________________________________
                                           Name:  M. Albert Nissim
                                           Title: President

                                           Date: June 25, 1997
                                                _______________________________



                                           By: /s/ Glenda Klein
                                              ________________________________
                                           Name:  Glenda Klein
                                           Title: Senior Vice President, Chief
                                                  Financial Officer, Secretary,
                                                    Treasurer and Director

                                           Date: June 26, 1997
                                                _______________________________



                                           By: /s/ Richard Fried
                                              ________________________________
                                           Name:  Richard Fried
                                           Title: Director

                                           Date: June 26, 1997
                                                _______________________________



                                           By: /s/ Boaz Harel
                                              ________________________________
                                           Name:  Boaz Harel
                                           Title: Director

                                           Date: June 25, 1997
                                                _______________________________

                                           By: /s/ Tamar Lieber
                                              ________________________________
                                           Name:  Tamar Lieber
                                           Title: Director

                                           Date: June 26, 1997
                                                ______________________________



                                           By: /s/ Mark Roth
                                              ________________________________
                                           Name:  Mark Roth
                                           Title: Director

                                           Date: June 27, 1997
                                                ______________________________

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number         Description
-------        -----------
3.1            Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2,
               dated December 27, 1996)

3.2            Certificate of Amendment of the Company's Certificate of
               Incorporation (incorporated by reference to Exhibit 3.3 to the
               Company's Registration Statement on Form SB-2, dated December 27,
               1996)

3.3 Certificate of Amendment of Certificate of Incorporation of the Company

3.4 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 dated
               December 27, 1996)

10.1 Credit Agreement between Bank One, Texas, N.A. and the Company, dated March 31, 1997

10.2 Revolving Line of Credit and Security Agreement between UMB Bank and Trust Company and the Company, as amended (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 dated December 27, 1996)

10.3           Employment Agreement for Glenda S. Klein dated April 1, 1995
               (incorporated by reference to Exhibit 10.2 to the Company's
               Registration Statement on Form SB-2 dated December 27, 1996)

10.4 The Company's Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2 dated December 27, 1996)

10.5           Stock Purchase Agreement between the Company and Trans Lending
               Corporation, dated December 23, 1996 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form
               SB-2 dated December 27, 1996)

11 Statement regarding computation of per share earnings: set forth in note 2 on page F-8 of the Financial Statements in Item 7 of this Report

21             List of subsidiaries


27             Financial Data Schedule, submitted only in electronic format

