Form 10QSB
period 1997-06-30
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 1997-07-25
CIK 867713

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997
Commission File Number 0-24940

                        PIONEER COMMERCIAL FUNDING CORP.
       (Exact name of small business issuer as specified in its charter)

           New York                                  13-3763437
(State or Other Jurisdiction of            (IRS Employer Identification No.)
Incorporation or Organization)

                6650 Reseda Boulevard, Reseda, California 91335
             (Address and Zip Code of Principal Executive Offices)

                    Issuer's Telephone Number (818) 776-0590

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                       ------
No____.

       There were 5,442,272 shares outstanding of the registrant's common stock outstanding as of July 25,1997.

Part I  Financial Information

        Item 1 - Financial Statements

                        PIONEER COMMERCIAL FUNDING CORP.
                                 BALANCE SHEETS


                                                                 June 30        March 31
                                                                   1997           1997
                                                                (unaudited)
                                                                -----------    -----------
                     ASSETS

Cash and temporary cash investments                             $ 2,465,006    $ 2,704,078
Loans receivable, mortgage warehouse lending                     20,069,243      2,456,154
Accrued interest and fees receivable                                203,482         27,824
Prepaid and other assets                                             43,316         33,798
                                                                -----------    -----------
     Total Current Assets                                        22,781,047      5,221,854

Fixed Assets
  Furniture and equipment                                           109,812        106,640
  Proprietary computer software                                     501,823        483,410
  Leasehold improvement                                              10,846         10,846
                                                                -----------    -----------
                                                                    622,481        600,896
  Less accumulated depreciation and amortization                    443,763        414,100
                                                                -----------    -----------
     Net Fixed Assets                                               178,718        186,796
                                                                -----------    -----------

Investment in Pioneer Home Funding, LLC                              40,000
Other assets                                                         25,000         25,000
                                                                -----------    -----------
       Total Assets                                             $23,024,765    $ 5,433,650
                                                                ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Loans payable, mortgage warehouse                             $17,538,371    $    -
  Accounts payable & accrued expenses                                98,827        235,360
  Accrued interest & fees payable                                   101,951         -
  Due to mortgage banking companies                                 147,999         85,546
  Deferred legal fees                                                58,327         57,149
                                                                -----------    -----------
       Total Current Liabilities                                 17,945,475        378,055
                                                                -----------    -----------

Converitable note payable                                          -             1,800,000
                                                                -----------    -----------
  Total Liabilities                                              17,945,475      2,178,055
                                                                -----------    -----------

Commitments and Contingencies
Stockholders, Equity:
  Common stock-$.01 par value; authorized 20,000,000 shares;
   5,442,272 and 3,642,272 shares issued and outstanding
  at June 30 and March 31, 1997 respectively                         54,423         36,423
  Additional paid-in capital                                     14,307,952     12,525,952
  Accumulated deficit                                            (9,283,085)    (9,306,780)
                                                                -----------    -----------

       Total stockholders, equity                                 5,079,290      3,255,595
                                                                -----------    -----------
       Total liabilities and stockholders, equity               $23,024,765    $ 5,433,650
                                                                ===========    ===========

        The accompanying notes are an integral part of this statement.

                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTH PERIODS ENDED June 30, 1997 & 1996
                                  (Unaudited)



                                            Three Months Ended
                                                 June 30,
                                          ----------------------
                                              1997       1996
                                              ----       ----
INCOME:
Interest income                           $  287,356   $  60,567
Facility fees                                 25,208          -
Processing fees                              103,315      12,668
                                          ----------   ---------

         Total income                        415,879      73,235
                                          ----------   ---------

DIRECT COSTS:
Interest expense- warehouse and
  revolving lines of credit                  172,334      66,400
Interest expense -bridge financing                -       17,030
Bank charges & fees                            3,287       3,616
Bank processing fees                           8,838       3,000
                                          ----------   ---------

       Total direct costs                    184,459      90,046
                                          ----------   ---------

INCOME (LOSS) BEFORE OPERATING EXPENSES      231,420     (16,811)
OPERATING EXPENSES                           212,881      96,466
                                          ----------   ---------

PROFIT (LOSS) FROM OPERATIONS                 18,539    (113,277)
                                          ----------   ---------

OTHER INCOME (EXPENSE)
Interest income -other                         6,334         270
Interest expense - other                      (1,178)         -
                                          ----------   ---------
       Total other income(expense)             5,156         270
                                          ----------   ---------

PROFIT (LOSS) BEFORE INCOME TAXES             23,695    (113,007)
PROVISION FOR INCOME TAXES                        -        1,392
                                          ----------   ---------

       Net profit (loss)                  $   23,695   $(114,399)
                                          ==========   =========

PROFIT (LOSS) PER SHARE OF COMMON STOCK   $    0.005   $   (0.14)
                                          ==========   =========

WEIGHTED AVERAGE NUMBER OF SHARES          4,690,624     835,606
                                          ==========   =========

        The accompanying notes are an integral part of this statement.         3

                       PIONEER COMMERCIAL FUNDING CORP.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1997


                                                 COMMON       ADDITIONAL                           TOTAL
                                                  STOCK        PAID-IN         ACCUMULATED      STOCKHOLDERS'
                                                               CAPITAL           DEFICIT           EQUITY
                                                 -------      -----------      -----------      -------------
BALANCE March 31, 1997                           $36,423      $12,525,952      $(9,306,780)      $3,255,595

 Issuance of 1,800,000 of shares of the
 Company's common stock in connection
 with the conversion of the convertible
 note to shares as of May 9, 1997                 18,000        1,782,000                         1,800,000



Net profit for the period                                                           23,695           23,695
                                                  ------      -----------      -----------       ----------
BALANCE June 30, 1997                            $54,423      $14,307,952      $(9,283,085)      $5,079,290
                                                 =======      ===========      ===========       ==========

        The accompanying notes are an integral part of this statement.

                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF CASH FLOWS

            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1997 and 1996
                                  (Unaudited)



                                                                                    1997            1996
                                                                                ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                                               $     23,695     $  (114,399)
                                                                                -------------    -----------
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                         29,663          37,825
(Increase) decrease in --
Mortgage warehouse loan receivables                                              (17,613,089)      2,050,590
  Accrued interest receivable                                                       (175,658)          8,946
  Prepaid expenses                                                                    (9,518)             -
  Other assets                                                                            -            7,900
Increase (decrease) in --
  Accrued interest payable                                                           101,951            (704)
  Due to mortgage banking companies                                                   62,452          54,713
  Accounts payable & accrued expenses                                               (136,533)         55,379
                                                                                -------------    -----------
                                                                                 (17,740,732)      2,214,649
                                                                                -------------    -----------
Net cash provided by (used in) operating  activities                             (17,717,037)      2,100,250
                                                                                -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets                                                             (21,584)         (6,947)
  Investment in Pioneer Home Funding, LLC                                            (40,000)             -
                                                                                -------------    -----------
Net cash used in investing activities                                                (61,584)         (6,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase(decrease) in borrowings used in operations,
  net of issuance costs                                                           17,538,371      (1,887,621)
Increase in deferred costs of equity offering                                             -          (74,865)
Increase in deferred costs                                                             1,178           5,135
                                                                                ------------     -----------
Net cash provided by financing activities                                         17,539,549      (1,957,351)
                                                                                ------------     -----------

Net increase (decrease) in cash                                                     (239,072)        135,952

CASH AND CASH EQUIVALENTS -
  at the beginning of the period                                                   2,704,078          98,349
                                                                                ------------     -----------
CASH AND CASH EQUIVALENTS -
  at the end of the period                                                      $  2,465,006     $   234,301
                                                                                ============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                 $     79,835     $    59,899
                                                                                ============     ===========

       The accompanying notes are an integral part of these statements.        5

                       PIONEER COMMERCIAL FUNDING CORP.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited financial statements for Pioneer Commercial Funding Corp. (the Company) contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30 1997 and the results of operations for the three month periods ended June 30 1997 and 1996 and its cash flows for the three months ended June 30, 1997 and 1996. The results of operations for the three month periods ended June 30, 1997 and 1996 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's March 31, 1997 audited financial statements and notes thereto, together with the Managements Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1997 and for the year then ended included in the Company's filing on June 28, 1997 with the SEC on Form 10-KSB.

2.   OPERATING EXPENSES
     ------------------

Operating expenses consisted of the following for the three month periods ended June 30, 1997 and 1996:

                                             Three Month Period Ended
                                                      June 30,
                                             ------------------------
                                                 1997         1996
                                                 ----         ----
           Salaries and benefits               $ 88,298     $33,359
           Depreciation and amortization         29,663      25,325
           Professional fees                     17,500      13,056
           Utilities                              7,826       5,545
           Rent                                   6,534       2,902
           Repairs and maintenance                2,893       1,969
           Other                                 60,167      14,310
                                               --------     -------
           Operating Expenses                  $212,881     $96,466
                                               ========     =======


3.  CONVERTIBLE NOTE
    ----------------

On May 9, 1997, the Company increased its authorized shares of common stock by 15 million to 20 million shares. With these newly available shares, the company immediately converted its outstanding Convertible Notes into 1.8 million shares of common stock.



5.  INVESTMENT IN PIONEER HOME FUNDING, LLC
    ---------------------------------------

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


6. SUBSEQUENT EVENTS
   -----------------

On July 7 , 1997 the company purchased 300,000 shares at $.75 per share of Fidelity First Mortgage Corp., NASDAQ (FFIR) for a total investment of $225,000.00. FFIR closed on July 22, 1997 at $2.50 per share. The stock is restricted for a period of one year. Fidelity First Mortgage is based in Columbia Maryland and funds conforming and non-conforming single family residential mortgages in Maryland, Virginia, Delaware, Florida, North and South Carolina.

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

     On January 9, 1997 the Company appointed M. Albert Nissim, President for an interim period of six months. The term was extended indefinitely by the Board of Directors.

     On February 28, 1997, the Company completed a private placement of securities with eight investors who invested an aggregate of $4 million in the Company in consideration for 2.2 million shares of Common Stock and $1.8 million principal amount of convertible promissory notes of the Company (the "Convertible Notes"). The Convertible Notes were converted into 1.8 million shares of Common Stock on May 9, 1997.

     During the fiscal year 1996, the Company utilized a $4 million revolving line of credit provided by United Mizrahi Bank ("UMB") under a revolving line of credit and security agreement between the Company and UMB, as collateral security for its indebtedness to UMB under the UMB Agreement, the Company granted to UMB a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loan funded by it with proceeds of the UMB credit line and all mortgages or other forms of collateral securing the funding of such loans. The UMB credit line was paid in full by the Company in February 1997. On March 31, 1997 the UMB credit line was discontinued.

     As of March 31, 1997, the Company entered into a one year credit agreement with Bank One, Texas, N.A. ("Bank One"). Pursuant to the Credit Agreement, Bank One provides the Company with a $25,000,000 revolving line of credit. As collateral security for its indebtedness to Bank One under the Credit Agreement, the Company has granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loan funded by the Company with proceeds of the Bank One Credit Line and all mortgages or other forms of collateral securing the funding of such loans.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 1996 COMPARED WITH THE THREE MONTH PERIOD ENDED JUNE 30, 1997

REVENUES: During the three month period ended June 30, 1997 revenues increased to $415,879 compared to $73,235 for the three month period ended June 30, 1996. Such revenue was generated from the addition of 21 customers. 727, loans totaling $54,675,444 were funded during this period which represented 323% and 270.3% increase, respectively, of the total number of loans and fundings reported for the three months ended June 30, 1996. The interest and processing fee component of such revenues reported for the three months ended June 30, 1997 amounted to $287,356 and $103,315 respectively, compared to $60,567 in interest and $12,668 in processing fees for the three months ended June 30, 1996.

During the three month period ended June 30, 1997, the Company financed a total of 727 loans totaling $54,675,444 in the weighted average principal amounts of $75,207 for an average duration of 21 days per borrowing, which amounts include 544 loans funded through bank borrowings aggregating $45,858,000 in weighted average principal amounts of $84,298. During the three month period ended June 30, 1996, the Company financed a total of 172 loans totaling $14,774,998, in the weighted average principal amount of $85,901 for an average duration of 17 days per borrowing. Such increase for the three month period ended June 30, 1997 in loan activity was due to the addition of the Bank One Credit Facility, and a substantial increase in the Company's customer base.

DIRECT COSTS: The Company's direct costs consist of the interest and other charges which it must pay to its revolving credit line providers and the interest which it paid to the lenders who had provided bridge financing to the Company in connection with the initial public offering of securities which the Company completed in August 1996. During the three month period ended June 30, 1996 and 1997, the Company's interest expense and other bank charges paid to revolving line of credit providers amounted to $86,430 and $181,172, Respectively. The increase in interest expense and bank fees was due to the increase in loan funding operations and the use of the Company's bank credit facility.

Interest expense on the bridge financing for the three month period ended June 30, 1996 and 1997 amounted to $4,530 and -0- respectively and debt discount amortization of $12,500 and -0-, respectively. Upon the closing of the public offering the Bridge Financing obligation of $128,356 (which includes $28,356 in accrued interest) was retired in full.

OPERATING EXPENSES: Operating expenses increased from $96,466 for the three month period ended June 30,1996 to $212,881 for the three month period ended June 30, 1997. Operating expenses included $33,359 of salaries and benefits paid to executives and other staff, and $25,325 of depreciation and amortization, the primary component of which is $23,077 attributable to the CTS, compared to $88,298 of salaries and benefits to executives and other staff, and $29,663 in depreciation and amortization expense, the primary component of which is $23,765 attributable to the CTS for the three month period ended June 30, 1997. Accounting and legal fees amounted to $13,056 compared to $17,500 for the three month periods ended June 30, 1996 and 1997. The increase in operating expenses is due to the expanded operations of the Company during the three month period ended June 30, 1997, including the addition of staff, advertising and the normal costs associated expansion.

   It is anticipated that aggregate operating expenses will increase as staff and office space are increased to manage the greater number of mortgage warehouse loan transactions that management believes the Company will be processing as a result of the recent increase of credit lines available to the Company.

JUNE 30, 1996 NET LOSS VERSUS JUNE 30, 1997 NET PROFIT: During the three month period ended June 30, 1996, the Company incurred a net losses of $114,399. Such losses were primarily due to the Company's inability during this period, to attract additional warehouse lines of credit and attract additional customer which it required in order to operate profitably.

During the three month period ended June 30, 1997, the Company earned a net profit of $23,695. Such profit was a direct result of the addition of the $25 million Bank One warehouse credit facility and the increase in its' customer base. The combination of these two factor in conjunction with revised pricing allowed the Company to generate revenues to show a profit for the period.

CASH FLOWS FROM OPERATIONS: The Company generated positive cash flow of approximately $136,000 for the three month period ended June 30, 1996. The positive cash flow was generated primarily from a decrease in mortgage warehouse loan receivables and an increase in accounts payable and due to mortgage companies. For the three month period ended June 30, 1997 the Company generated a negative cash flow of approximately $239,000. Such negative cash flow was generated primarily by an increase in interest receivable due from its' customers and a decrease in accounts payable and accrued expenses.

REALIZABILITY OF LONG-LIVED ASSETS. Management has evaluated the realization of its long-lived assets (primarily furniture and equipment and proprietary computer software) having a net book value of $178,718 at June 30, 1997 in accordance with the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Based on such evaluation and taking into consideration the positive cash flows and earnings the Company believes it will be able to generate in future periods, management does not believe that there is an impairment of its long-lived assets at June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES. As of March 31, 1997, Bank One made available to the Company a $25 million revolving line of credit. The Company's primary sources of capital which it employs in its warehouse lending operations are borrowings under its Bank One revolving line of credit and its net equity capital funds of approximately $5 million (after giving effect to $4 million of funds received by the Company in February 1997 as proceeds of the Private Placement). Management believes that such capital will enable the Company to increase its customer base and thereby create a greater demand for and volume of loans to be funded, which, in turn, is anticipated to generate sufficient revenues from such expanded operations to maintain liquidity and generate positive cash flow.

NET OPERATING LOSS CARRYFORWARDS: As of June 30,1997, Pioneer had available, in aggregate, net operating loss Carryforwards of approximately $2.8 million. As a result of changes in common stock ownership , the Company is subject to annual limitations pertaining to the use of such operating loss carryforwards. The Company expects that the amount of net operating loss carryforward which may be utilized in any future period will be limited to an amount not to exceed approximately $100,000 per year. Management believes that the losses that it has incurred since the 1994 merger of Pioneer Commercial Funding Corp, with the Company are not subject to these limitations. The Company's ability to use such net operating loss carryforwards is dependent upon its ability to generate taxable income in the future.

PART II    OTHER INFORMATION

     ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           The following document has been filed exclusively with the Securities and Exchange Commission.

EXHIBIT NO.            DESCRIPTION
-----------            -----------

    27                 Financial Data Schedule

     (b)   Reports on Form 8-K

     During the first quarter of the 1997 fiscal year, the company file two reports on Form-8K as set forth below:

     1. On May 8, 1997 in response to "Item 5-Other Events" in connection with a Special meeting of shareholders held May 8, 1997 the shareholders approved an amendment to the Certificate of Incorporation increasing the authorized capital stock of the Company from 5,000,000 shares of common stock, par value $.01 per share, to 20,000,000 shares of common stock.

     2. On June 25, 1997 in response to "Item 7 - Change in Fiscal Year", as of June 12, 1997 the company determined to change its fiscal year from that used through fiscal year ended March 31, 1997 and to fix the fiscal year to be a calendar year beginning January 1 and ending December 31. The next annual report will be filed on Form 10-KSB for the transition period of nine months commencing on April 1, 1997 and ending December 31, 1997.

                                   Signature

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Pioneer Commercial Funding Corp.


                  By         /s/
                    --------------------------------------
                      Glenda S. Klein, Sr. Vice President
                          And Chief Financial Officer

Dated: July 25,1997