Form 10QSB
period 1997-09-30
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 1997-11-12
CIK 867713

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                       ------
No       .
  -------

     There were 5,442,272 shares outstanding of the registrant's common stock outstanding as of November 11, 1997

Part I Financial Information

       Item 1 - Financial Statements

                       PIONEER COMMERCIAL FUNDING CORP.
                                BALANCE SHEETS

                                                                              September 30     March 31
                                                                                  1997           1997
                                                                              (unaudited)
                                                                              -----------    -----------
                             ASSETS

Cash and cash equivalents                                                    $ 1,963,919      $2,704,078
Mortgage warehouse, loan receivables                                          42,384,167       2,456,154
Accrued interest and fees receivable                                             559,721          27,824
Prepaid and other assets                                                          61,227          33,798
                                                                             -----------      ----------
   Total Current Assets                                                       44,969,034       5,221,854

Fixed Assets
   Furniture and equipment                                                       118,767         106,640
   Proprietary computer software                                                 510,693         483,410
   Leasehold improvement                                                          38,801          10,846
                                                                             -----------      ----------
                                                                                 668,261         600,896
   Less accumulated depreciation and amortization                                473,425         414,100
                                                                             -----------      ----------
        Net Fixed Assets                                                         194,836         186,796
                                                                             -----------      ----------

Investment securities available for sale                                         787,500               -
Other assets                                                                     159,035          25,000
                                                                             -----------      ----------
        Total Assets                                                         $46,110,405      $5,433,650
                                                                             ===========      ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Loans payable, mortgage warehouse                                         $38,670,842      $        -
   Loan payable - other                                                          750,000               -
   Accounts payable & accrued expenses                                           210,217         235,360
   Accrued interest & fees payable                                               243,038               -
   Due to mortgage banking companies                                             369,465          85,546
   Deferred legal fees                                                            59,505          57,149
                                                                             -----------      ----------
        Total Current Liabilities                                             40,303,067         378,055
                                                                             -----------      ----------

Convertible note payable                                                               -       1,800,000
                                                                             -----------      ----------
   Total Liabilities                                                          40,303,067       2,178,055
                                                                             -----------      ----------

Commitments and Contingencies
Stockholders' Equity:
   Common stock-$.01 par value; authorized 20,000,000 shares;
    5,442,272 and 3,642,272 shares issued and outstanding
   at September 30 and March 31, 1997, respectively                               54,423          36,423
   Additional paid-in capital                                                 14,307,952      12,525,952
   Accumulated deficit                                                        (9,117,537)     (9,306,780)
   Unrealized gain on investment securities available for sale                   562,500               -
                                                                             -----------      ----------
        Total stockholders' equity                                             5,807,338       3,255,595
                                                                             -----------      ----------
        Total liabilities and stockholders' equity                           $46,110,405      $5,433,650
                                                                             ===========      ==========

       The accompanying notes are an integral part of these statements.

                       PIONEER COMMERCIAL FUNDING CORP.
                           STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1997 & 1996
                                  (UNAUDITED)


                                               Three Months Ended             Six Months Ended
                                                  September 30                  September 30
                                            ------------------------      ------------------------
                                               1997           1996           1997           1996
                                            ---------      ---------      ---------      ---------
INCOME
Interest income                               614,901      $  42,713      $ 902,257      $ 103,280
Facility fees                                  28,244          1,500         53,452          1,500
Processing fees                               306,719         12,275        410,034         24,943
                                            ---------      ---------      ---------      ---------
    Total income                              949,864         56,488      1,365,743        129,723
                                            ---------      ---------      ---------      ---------

DIRECT COSTS
Interest expense - warehouse &
  revolving lines of credit                   467,355         42,282        639,689        108,682
Interest expense - bridge financing                -          25,355             -          42,385
Bank charges & fees                             4,591          2,289          7,878          5,905
Bank processing fees                           20,532          3,300         29,370          6,300
                                            ---------      ---------      ---------      ---------
    Total direct costs                        492,478         73,226        676,937        163,272
                                            ---------      ---------      ---------      ---------

INCOME(LOSS) BEFORE OPERATING EXPENSES        457,386        (16,738)       688,806        (33,549)
OPERATING EXPENSES                            327,782        121,913        540,663        218,379
                                            ---------      ---------      ---------      ---------
    Income(Loss) from operations              129,604       (138,651)       148,143       (251,928)
                                            ---------      ---------      ---------      ---------

OTHER INCOME (EXPENSE)
Interest income - other                        38,271          9,037         44,605          9,307
Interest expense - other                       (1,178)        (1,178)        (2,356)        (2,356)
                                            ---------      ---------      ---------      ---------
    Total other income(expense)                37,093          7,859         42,249          6,951
                                            ---------      ---------      ---------      ---------

INCOME(LOSS) BEFORE INCOME TAXES              166,697       (130,792)       190,392       (244,977)
PROVISION FOR INCOME TAXES                      1,149             -           1,149          1,392
                                            ---------      ---------      ---------      ---------
    Net Income(loss)                        $ 165,548      $(130,792)     $ 189,243      $(246,369)
                                            =========      =========      =========      =========

INCOME(LOSS) PER SHARE OF COMMON STOCK      $    0.03      $   (0.11)     $    0.04      $   (0.25)
                                            =========      =========      =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES           5,442,272      1,155,315      5,068,502        996,629
                                            =========      =========      =========      =========

       The accompanying notes are an integral part of these statements.

                       PIONEER COMMERCIAL FUNDING CORP.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)




                                                               Additional                      Unrealized          Total
                                                  Common        Paid-in        Accumulated      Gain on         Stockholders'
                                                   Stock        Capital          Deficit       Securities          Equity
                                                  -------     ------------     -----------     ----------       -------------
BALANCE March 31, 1997                            $36,423      $12,525,952     $(9,306,780)      $                 $3,255,595

  Issuance of 1,800,000 of shares of the
  Company's common stock in connection
  the with the conversion of the convertible
  note to shares as of May 9, 1997                 18,000        1,782,000                                          1,800,000

  Unrealized gain on securities available
  for sale                                                                                        562,500             562,500


Net profit for the period                                                          189,243                            189,243
                                                  -------      -----------     -----------       --------          ----------
BALANCE September 30, 1997                        $54,423      $14,307,952     $(9,117,537)      $562,500          $5,807,338
                                                  =======      ===========     ===========      =========          ==========


        The accompanying notes are an integral part of this statement.

                       PIONEER COMMERCIAL FUNDING CORP.
                           STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30,
                                  (UNAUDITED)

                                                                                   1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $     189,243   $   (246,369)
                                                                              -------------   ------------
Adjustments to reconcile net income (loss) to net cash used
 in operating activities:
Depreciation and amortization                                                        59,325        110,936
(Increase) decrease in --
  Mortgage warehouse loan receivables                                           (39,928,013)       426,233
  Accrued interest and fees receivable                                             (531,897)         5,803
  Prepaid expenses and other assets                                                 (27,429)             -
  Other assets                                                                      (94,035)      (191,900)
Increase (decrease) in --
  Accrued interest and fees payable                                                 243,038        (37,671)
  Due to mortgage banking companies                                                 283,919         15,186
  Accounts payable & accrued expenses                                               (25,143)      (150,277)
                                                                              -------------   ------------
                                                                                (40,020,235)       178,310
                                                                              -------------   ------------
Net cash used in operating activities                                           (39,830,992)       (68,059)
                                                                              -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets                                                            (67,365)        (7,750)
Investment in Fidelity First Mortgage Corp.                                        (225,000)             -
Investment in Pioneer Home Funding, LLC                                             (40,000)
                                                                              -------------   ------------
Net cash used in investing activities                                              (332,365)        (7,750)
                                                                              -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in borrowings used in operations,
   net of issuance costs                                                         38,670,842     (1,672,630)
Increase in short term debt                                                         750,000              -
Decrease in revolving line of credit and bridge financing                                 -       (179,400)
Decrease in deferred costs of equity offering                                             -        445,731
Increase in deferred costs                                                            2,356              -
Proceeds from issuance of stock                                                           -      1,970,466
                                                                              -------------   ------------
Net cash provided by financing activities                                        39,423,198        564,167
                                                                              -------------   ------------

Net increase (decrease) in cash and cash equivalents                               (740,159)       488,358

CASH AND CASH EQUIVALENTS -
  at the beginning of the period                                                  2,704,078         98,349
                                                                              -------------   ------------
CASH AND CASH EQUIVALENTS -
  at the end of the period                                                    $   1,963,919  $     586,707
                                                                              =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                               $     412,866  $     130,468
                                                                              =============  =============

       The accompanying notes are an integral part of these statements.

                       PIONEER COMMERCIAL FUNDING CORP.
                         NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements for Pioneer Commercial Funding Corp. (the Company) contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of September 30, 1997 and the results of operations for the three and six month periods ended September 30, 1997 and 1996 and its cash flows for the six months ended September 30, 1997 and 1996. The results of operations for the six month and three periods ended September 30, 1997 and 1996 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's March 31, 1997 audited financial statements and notes thereto, together with the Managements Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1997 and for the year then ended included in the Company's filing with the SEC on Form 10-KSB.

2. - OPERATING EXPENSES
     ------------------

Operating expenses consisted of the following for the three and six month periods ended September 30, 1997 and 1996:


                             Three Month Period Ended    Six Month Period Ended
                                   September 30               September 30
                             ------------------------    ----------------------
                                  1997       1996           1997        1996
                               ---------   ---------      --------    --------

Salaries and benefits           $113,269     $33,488      $201,567     $52,821
Depreciation and amortization     29,662      25,325        59,325      50,650
Professional fees                 33,146      13,140        50,646      26,196
Utilities                          9,878       5,599        17,704      11,144
Temporary staff services          23,547      13,165        33,676      23,849
Rent                              10,644       2,903        17,178       5,805
Repairs and maintenance            5,034       1,969         7,927       2,851
Other                            102,602      26,324       152,640      45,063
                                --------    --------      --------    --------
                                $327,782    $121,913      $540,663    $218,379
                                ========    ========      ========    ========


3.  CONVERTIBLE NOTE
    ----------------

On May 9, 1997, the Company increased its authorized shares of common stock by 15 million to 20 million shares. With these newly available shares, the company immediately converted its outstanding Convertible Notes into 1.8 million shares of common stock.


4.  INVESTMENT IN PIONEER HOME FUNDING, LLC
    ---------------------------------------

On April 16, 1997 the Company entered into a joint venture agreement with Maryland Financial Corporation ("MFC") to form Pioneer Home Funding, LLC, a California Limited Liability Company, ("PHF"). The Company and MFC will maintain 80% and 20% ownership interests, respectively, in PHF. The Company and MFC have made capital contributions of $40,000 and $50,000, respectively, as of September 30, 1997. The Company's capital contribution is anticipated to increase up to $200,000. In addition the Company has advanced as a loan receivable $89,476 as of September 30, 1997 to PHF. PHF is a mortgage banking company organized for the primary purpose of originating, acquiring, marketing and selling mortgage loans on residential properties. PHF will focus on various lending markets including the subprime market. All loans originated or acquired by PHF will be sold servicing released. PHF is expected to commence operations in December 1997.


5. INVESTMENT IN FIDELITY FIRST MORTGAGE CORP. (FFIR)
   --------------------------------------------------

On July 7 , 1997 the Company purchased 300,000 shares at $.75 per share of Fidelity First Mortgage Corp., NASDAQ (FFIR) for a total investment of $225,000. FFIR shares closed on September 30, 1997 at $2.625 per share. The stock is restricted for a period of one year. Fidelity First Mortgage is based in

Columbia Maryland and funds conforming and non-conforming single family residential mortgages in Maryland, Virginia, Delaware, Florida, North and South Carolina.


6. NOTE PAYABLE
   ------------

On September 23, 1997 JANON HOLDINGS, B.V. advanced $750,000 to the Company.
The maximum principal amount that can be advanced under this note is $1,500,000. The Loan is due on December 29, 1997 and accrues interest at the rate of 10.00% per annum.


7. SUBSEQUENT EVENTS
   -----------------

On November 5, 1997 JANON HOLDINGS, B.V. advanced an additional $250,000 under the terms and conditions as stated in Note 6.

On October 23, 1997, Pioneer signed a 10 year lease agreement for 6,856 sq. ft., in Woodland Hills, Ca.

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

     As of March 31, 1997, the Company entered into a one year credit agreement with Bank One, Texas, N.A. ("Bank One"). Pursuant to the Credit Agreement, Bank One provides the Company with a $25,000,000 revolving line of credit. As collateral security for its indebtedness to Bank One under the Credit Agreement, the Company has granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loan funded by the Company with proceeds of the Bank One credit line and all mortgages or other forms of collateral securing the funding of such loans. The Bank One credit line was increased on August 25, 1997 to $35,0000,000 and on September 26, 1997 to $50,000,000.

RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED WITH THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1997

REVENUES: During the six month period ended September 30, 1997 revenues increased to $1,365,743 compared to $129,723 for the six month period ended September 30, 1996. Such revenue was generated from the addition of 24 customers. 2,481 loans totaling $167,010,252 were funded during this period which represented 650% and 523% increase, respectively, of the total number of loans and fundings reported for the six months ended September 30, 1996. The interest and fee component of such revenues reported for the six months ended September 30, 1997 amounted to $902,257 and $463,486 respectively, compared to $103,280 in interest and $26,443 in processing fees for the six months ended September 30, 1996.

During the six month period ended September 30, 1997, the Company financed a total of 2,481 loans totaling $167,010,252 in the weighted average principal amounts of $67,316 for an average duration of 26 days per borrowing, which amounts include 2,150 loans funded through bank borrowings aggregating $150,011,353 in weighted average principal amounts of $69,773. During the six month period ended September 30, 1996, the Company financed a total of 277 loans totaling $22,348,554, in the weighted average principal amount of $80,681 for an average duration of 26 days per borrowing. Such increase for the six month period ended September 30, 1997 in loan activity was due to the addition of the Bank One Credit Facility, and a substantial increase in the Company's customer base.

DIRECT COSTS: The Company's direct costs consist of the interest and other charges which it must pay to its revolving credit line providers and the interest which it paid to the lenders who had provided bridge financing to the Company in connection with the initial public offering of securities which the Company completed in August 1996. During the six month period ended September 30, 1997 and 1996, the Company's interest expense and other bank charges paid to revolving line of credit providers amounted to $676,937 and $120,887, respectively. The increase in interest expense and bank fees was due to the increase in loan funding operations and the use of the Company's bank credit facility.

Interest expense on the bridge financing for the six month period ended September 30, 1996 and 1997 amounted to $4,885 and -0- respectively and debt discount amortization of $37,500 and -0-, respectively. Upon the closing of the public offering the Bridge Financing obligation of $128,356 (which includes $28,356 in accrued interest) was retired in full.

OPERATING EXPENSES: Operating expenses increased from $218,379 for the six month period ended September 30,1996 to $540,663 for the six month period ended September 30, 1997. Operating expenses included $76,670 of salaries and benefits paid to executives, temporary and other staff, and $50,650 of depreciation and amortization, the primary component of which is $46,156 attributable to the Company's Collateral Tracking System ("CTS"),for the six months ended September 30, 1996 compared to $235,243 of salaries and benefits to executives, temporary and other staff, and $59,325 in depreciation and amortization expense, the primary component of which is $47,421 attributable to the CTS for the six month period ended September 30, 1997. Accounting and legal fees amounted to $26,196 compared to $50,646 for the six month periods ended September 30, 1996 and 1997, respectively. The increase in operating expenses is due to the expanded operations of the Company during the six month period ended September 30, 1997, including the addition of staff, advertising and the normal costs associated with expansion.

It is anticipated that aggregate operating expenses will increase as staff and office space are increased to manage the greater number of mortgage warehouse loan transactions that management believes the Company will be processing as a result of the recent increase of credit lines available to the Company.

SEPTEMBER 30, 1996 NET LOSS VERSUS SEPTEMBER 30, 1997 NET INCOME: During the six month period ended September 30, 1996, the Company incurred a net loss of $246,369. Such loss was primarily due to the Company's inability during this period, to attract additional warehouse lines of credit and attract additional customer which it required in order to operate profitably.

During the six month period ended September 30, 1997, the Company had net income of $189,243. Such income was a direct result of the addition of the Bank One warehouse credit facility and the increase in its' customer base. The combination of these two factors in conjunction with revised pricing allowed the Company to generate revenues to show a profit for the period.

CASH FLOWS FROM OPERATIONS: The Company generated a negative cash flow from operations of approximately $68,059 for the six month period ended September 30, 1996. The negative cash flow was generated primarily from the net loss from operations of $246,369, an increase in prepaid expenses and a decrease in accounts payable. For the six month period ended September 30, 1997 the Company generated a negative cash flow of approximately $39,830,992. Such negative cash flow from operations was generated primarily by an increase in mortgage loans receivable of $39,928,013.

LIQUIDITY AND CAPITAL RESOURCES. As of March 31, 1997, Bank One made available to the Company a $25 million revolving line of credit. The Bank One revolving credit line was increased to $35,000,000 on August 25,1997 and to $50,000,000 on September 26,1997. The Company's primary sources of capital which it employs in its warehouse lending operations are borrowings under its Bank One revolving line of credit and its net equity capital funds of approximately $5.2 million (after giving effect to $4 million of funds received by the Company in February 1997 as proceeds of the Private Placement). Management believes that such capital enables the Company to maintain its customer base and thereby generate sufficient revenue that allows it to maintain liquidity and generate positive cash flow. Management anticipates that its borrowing base will increase, which will enable the Company to expand its customer base and generate increased revenue. Although management believes that it will obtain additional credit lines, expand its customer base and thereby generate higher revenues. No assurances can be given that the Company will be able to accomplish these goals.

NET OPERATING LOSS CARRYFORWARDS: As of September 30,1997, Pioneer had available, in aggregate, net operating loss carryforwards of approximately $2.8 million. As a result of changes in common stock ownership , the Company is subject to annual limitations pertaining to the use of such operating loss carryforwards. The Company expects that the amount of net operating loss carryforwards which may be utilized in any future period will be limited to an amount not to exceed approximately $100,000 per year. Management believes that the losses that it has incurred since the 1994 merger of Pioneer Commercial Funding Corp, with PCF Acquisition Corp. are not subject to these limitations. The Company's ability to use such net operating loss carryforwards is dependent upon its ability to generate taxable income in the future.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997

REVENUES: During the three month period ended September 30, 1997 revenues increased to $949,864 compared to $56,488 for the three month period ended September 30, 1996. Such revenue was generated from funding 1,754 loans totaling $112,328,965 during this period which represented 1000% and 834% increase, respectively, of the total number of loans and fundings reported for the three months ended September 30, 1996. The interest and fee component of such revenues reported for the three months ended September 30, 1997 amounted to $614,901 and $334,963 respectively, compared to $42,713 in interest and $13,775 in fees for the three months ended September 30, 1996.

During the three month period ended September 30, 1997, the Company financed a total of 1,754 loans totaling $112,328,965 in the weighted average principal amounts of $64,042 for an average duration of 27 days per borrowing, which amounts include 1,606 loans funded through bank borrowings aggregating $104,153,352 in weighted average principal amounts of $64,853. During the three month period ended September 30, 1996, the Company financed a total of 159 loans totaling $12,021,271, in the weighted average principal amount of $75,805 for an average duration of 15 days per borrowing, which amounts include 100 loans funded through bank borrowings aggregating $8,408,727 in weighted average principal amounts of $77,066. Such increase for the three month period ended September 30, 1997 in loan activity was due to the addition of the Bank One Credit Facility, and a substantial increase in the Company's customer base.

DIRECT COSTS: The Company's direct costs consist of the interest and other charges which it must pay to its revolving credit line providers and the interest which it paid to the lenders who had provided bridge financing to the Company in connection with the initial public offering of securities which the Company completed in August 1996. During the three month period ended September 30, 1996 and 1997, the Company's interest expense and other bank charges paid to revolving line of credit providers amounted to $47,871 and $492,478, respectively. The increase in interest expense and bank fees was due to the increase in loan funding operations and the use of the Company's bank credit facility.

Interest expense on the bridge financing for the three month period ended September 30, 1996 and 1997 amounted to $1,534 and -0- respectively and debt discount amortization of $23,821 and -0-, respectively.

Upon the closing of the public offering the Bridge Financing obligation of $128,356 (which includes $28,356 in accrued interest) was retired in full.

OPERATING EXPENSES: Operating expenses increased from $121,913 for the three month period ended September 30,1996 to $327,782 for the three month period ended September 30, 1997. Operating expenses included $46,653 of salaries and benefits paid to executives, temporary and other staff, and $25,325 of depreciation and amortization, the primary component of which is $23,078 attributable to the CTS for the three month period ended September 30, 1996, compared to $136,816 of salaries and benefits to executives, temporary and other staff, and $29,662 in depreciation and amortization expense, the primary component of which is $23,765 attributable to the CTS for the three month period ended September 30, 1997. Accounting and legal fees amounted to $13,140 compared to $23,547 for the three month periods ended September 30, 1996 and 1997, respectively. The increase in operating expenses is due to the expanded operations of the Company during the three month period ended September 30, 1997, including the addition of staff, advertising and the normal costs associated with expansion.

It is anticipated that aggregate operating expenses will increase as staff and office space are increased to manage the greater number of mortgage warehouse loan transactions that management believes the Company will be processing as a result of the recent increase of credit lines available to the Company.

SEPTEMBER 30, 1996 NET LOSS VERSUS SEPTEMBER 30, 1997 NET INCOME: During the three month period ended September 30, 1996, the Company incurred a net loss of $102,518. Such loss was primarily due to the Company's inability during this period, to attract additional warehouse lines of credit and attract additional customers which it required in order to operate profitably.

During the three month period ended September 30, 1997, the Company had net income of $165,548. Such income was a direct result of the addition of the Bank One warehouse credit facility and the increase in its' customer base. The combination of these two factors in conjunction with revised pricing allowed the Company to generate revenues to show a profit for the period.

PART II   OTHER INFORMATION

     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The following documents have been filed with the Securities and Exchange Commission.

EXHIBIT NO.              DESCRIPTION
-----------              -----------

     27                  Financial Data Schedule

     (b)  Reports on Form 8-K

     During the first two quarters of the 1997 fiscal year, the company filed three reports on Form-8K as set forth below:

     1. On May 8, 1997 in response to "Item 5-Other Events" in connection with a Special meeting of shareholders held May 8, 1997 the shareholders approved an amendment to the Certificate of Incorporation increasing the authorized capital stock of the Company from 5,000,000 shares of common stock, par value $.01 per share, to 20,000,000 shares of common stock.

     2. On September 4, 1997 in response to "Item 4- Change in Registrant's Certifying Accountants", as of August 14, 1997 the Company changed accounting firms from Arthur Andersen LLP to Grant Thornton LLP. There were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope of procedure during the Registrant's two most recent fiscal years.

     3. On September 25, 1997 in response to "Item 7 - Change in Fiscal Year", as of September 12, 1997 the company determined to change its fiscal year from that used through fiscal year ended March 31, 1997 and to change the fiscal year to be a calendar year beginning January 1 and ending December 31. The next annual report will be filed on Form 10-KSB for the transition period of nine months commencing on April 1, 1997 and ending December 31, 1997.

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

Dated: November 11, 1997