Form 10KSB
period 1997-12-31
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 1998-03-31
CIK 867713

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-KSB

[ ]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

[X]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from March 31, 1997 to December
          31, 1997

                                            Commission file number 0-24940


                  PIONEER COMMERCIAL FUNDING CORP.

                                  (Name of small business issuer in its charter)

New York                                             13-3763437
(State or other jurisdiction of
 incorporation or organization)                   (I.R.S. Employer
                                                   Identification No.)

21700 Oxnard Street, Woodland Hills, CA                    91367
  (Address of principal executive offices)              (Zip Code)


Issuer's telephone number (818) 346-1921

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class                Name of each exchange on which
registered

   Common Stock                                                          NASDAQ

   Warrants                                                              NASDAQ

Securities registered under Section 12(g) of the Exchange Act:


                                            (Title of Class)


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


         State issuer's revenues for its most recent fiscal year. $3,115,750

         As of March 17, 1998, there were 5,542,272 shares of the Registrant's common stock, $.01 par value, issued and outstanding of which 2,519,559 held by non-affiliates of the Issuer. Based on the closing price for shares of common stock on that date, the aggregate market value of the common stock held by non-affiliates of the Issuer was approximately $6,298,898. For purposes of the foregoing calculation only, all directors and executive officers of the Issuers have been deemed affiliates.

  (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed
by a court.  Yes       No

                                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. As of March 17, 1998 there were 5,542,272 shares of common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

         The following exhibits are incorporated by reference to the Registrant's Annual Report on Form 10KSB filed for the year ended March 31, 1997 or to the Company's Registration Statement on Form SB-2, Registration No. 33-82838 NY.

         Exhibit
         Number                     Description

         3.1                        Certificate of Incorporation

         3.2 Certificate of Amendment of the Company's Certificate of Incorporation

         3.3 Certificate of Amendment of Certificate of Incorporation of the Company

         3.4                        By-Laws of the Company

         10.1              Credit Agreement between Bank One, Texas, N.A.
                           and the Company

         10.2 Revolving Line of Credit and Security Agreement between UMB Bank and Trust Company and the Company, as amended

         10.3              Employment Agreement for Glenda S. Klein, dated
                           April 1, 1995

         10.4              The Company's Non-Qualified Stock Option Plan

                                                      PART I


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

                  In August 1996, the Company consummated its initial public offering (the "IPO") pursuant to which the Company issued and sold
600,000 shares of its common stock, par value $.01 per share (the
"Common Stock"), and 690,000 warrants (including warrants sold upon exercise of the underwriters' over-allotment option) exercisable into 690,000 shares of Common Stock at a price to the public of
$5.00 per share and $.10 per warrant, which yielded to the Company net proceeds of approximately $2 million.  The exercise price of the warrants is $5.50 per share exercisable during the four year
period commencing August 13, 1996 and ending August 12, 2000.   On
February 28, 1997, the Company completed a private placement of securities (the "Private Placement") with eight investors who invested an aggregate of $4 million in the Company in consideration for 2.2 million shares of Common Stock and $1.8 million principal amount of convertible promissory notes of the Company (the
"Convertible Notes").  The Convertible Notes were converted into
1.8 million shares of Common Stock on May 9, 1997. On November
26,1997 a private investor purchased an option for $9,000 to acquire 100,000 common shares at $2.41 per share. On January 21, 1998 the option was exercised and 100,000 common shares were issued for a purchase price of $241,000.

         General

                  The Company is a mortgage warehouse lender providing short-term (generally 10-90 days with an average of 26 days per loan) financing to small and medium sized mortgage bankers who hold ("warehouse") mortgage loans which they originate pending the nonrecourse sale of such loans to institutional investor agencies in the secondary mortgage market such as the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), and the Federal Home Loan Mortgage
Corporation ("FHLMC"; each one referred to herein as an "Agency") and/or accredited financial institutions such as banks, thrifts, insurance carriers and large mortgage bankers (each one and each Agency referred to herein as a "Financial Institution").

         The Company's Mortgage Lending Operations

                  The Company provides mortgage warehouse lines of credit for small and medium sized mortgage bankers who have satisfied the Company's financial, business and creditworthiness standards. The mortgage loans for which the Company provides mortgage warehouse lending are primarily used to fund purchases of owner and non-owner occupied residential Properties (maximum four units).

                  In a mortgage warehouse loan transaction, the Company's mortgage banking customer will first obtain a funding commitment from a Financial Institution for a fee, which is usually a fraction of a percent of the commitment amount. The Company's customer will then seek to fill the commitment through the submission of one or more loans to the Financial Institution which conform not only to the Financial Institution's established loan criteria, but also to the commitment's rate and delivery date. These commitments can take three forms: individual loan, small pool, or standard pool.
An individual loan commitment is an agreement by a Financial
Institution, with a usual term of no longer than two weeks, to purchase a single whole loan of a specified amount on or before a specified date (the "Commitment Date") at a specified rate. A small pool commitment is an agreement by a Financial Institution, with a usual term of no longer than three weeks, to purchase an unrestricted number of whole loans of a specified total amount on or before a specified date at a specified rate. A standard pool commitment is an agreement by a Financial Institution, with a usual term of no longer than 90 days, to purchase an unrestricted number of whole loans of a specified total amount of no less than $1 million on or before a specified date at a specified rate.
Generally, the Company's customers do not possess sufficient capital or bank lines of credit to fully fund loans they originate during the period of time that transpires between the date on which a loan is closed and the Commitment Date. Accordingly, the Company provides its customer with a line of credit that is collateralized by each loan that the Company funds for its customer, which enables the customer to hold (warehouse) the loan for the period of approximately 10 to 90 days that typically occurs from the closing of the loan until the Commitment Date. During this period, the Company holds the loan documents (generally, the promissory note and an assignment of the first deed of trust or mortgage securing the note), and upon its delivery of the loan documents to the Financial Institution, the Company receives the full amount of the loan and all other amounts payable to the mortgage banking company.
The Company applies such funds against amounts due from its customer to repay the principal of the Company's warehouse loan to the customer and then remits any excess funds to the customer.

                  The Company derives its revenues from both the transaction-based fees that it charges its customers in connection with the loans it funds on their behalf and the interest rate spread between the yield paid by the Company to its financing sources for its borrowed funds, when applicable, and the interest rate charged by the Company for mortgage loans that it funds on behalf of its mortgage banking company customers. During the fiscal years ended
March 31, 1996 and 1997 (the "1995 fiscal year" and "1996 fiscal year", respectively), such interest rate spread was generally
0.50%. Since April 1, 1997, the interest rate spread increased to a range of 1.625% to 2.00% based on the type of loan, due to the lower interest rate that the Company pays on advances made by Bank
One compared to the UMB (as defined below) interest rate.

                  Transaction fees are determined pursuant to a schedule based upon the length of time between the funding of a loan by the Company and reimbursement of same by the Financial Institution.
During the 1995 and 1996 fiscal years, the Company's customers were charged an initial fee of $60 to $190 upon funding of a loan. If the loan was repaid within 60 days of the funding date, additional fees were typically not earned by the Company on such loan. If such loan was not repaid within said period, the customer paid an additional fee of $150. Since April 1, 1997, such fee schedule has been revised and the Company's customers are charged fees which range from $125 to $225 upon funding of a loan and, in addition, a yearly facility fee ranges from 25 to 37.5 basis points based on the approved line of credit to such customer. In the event that the Company disburses funds to a title company in preparation for closing of a loan which thereafter does not close, only the initial fee, plus interest for the one to three days that it normally takes before such funds are returned by the title company to the Company, are charged by the Company to its customer.

                  Generally, the Company's mortgage warehouse loan customers paid interest for the funds they borrowed during the 1995 and 1996 fiscal years at a rate that ranged from one quarter of one percentage point to one percentage point over the UMB Prime Rate
(as defined below).

         The Company's Bank One, Texas, N.A. Line of Credit.

                  As of March 31, 1997, the Company entered into a one year credit agreement (the "Credit Agreement") with Bank One, Texas,
N.A. ("Bank One"). Pursuant to the Credit Agreement, Bank One provided the Company with a $25,000,000 revolving line of credit
(the "Bank One Credit Line") and the Company paid fees ranging from $17.50 to $12.50 per loan based on monthly loan volume. In addition, based on the type of the loan, the Company pays interest on advances made by Bank One at a variable rate ranging from 1/8% below to 1/8% above Bank One's prime rate of interest (the "Bank
One Prime Rate"). The Bank One Prime Rate is the rate quoted from time to time by the Wall Street Journal as the base rate on corporate loans at large U.S. money center commercial banks . As collateral security for its indebtedness to Bank One under the Credit Agreement, the Company has granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loan funded by the Company with proceeds of the Bank One Credit Line and all mortgages or other forms of collateral securing the funding of such loans. On August 25,1997, Bank One amended the credit facility that it provides to the Company to $35,000,000. On
September 26,1997 and December 12, 1997 the facility was increased to $50,000,000 and $60,000,000, respectively.

                  Prior to the Credit Agreement with Bank One, the Company had a line of credit with United Mizrahi Bank ("UMB"). The UMB credit line was paid in full by the Company in February 1997.

         The Company's Mortgage Banking Company Customers

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

                  At December 31, 1997, the Company had 46 mortgage banking company customers. During the period April 1, through December 31, 1997, the Company funded 4,824 mortgage warehouse loans for an aggregate dollar volume of $311.0 million.

         The Mortgage Loan Process

                  In order to be approved as a customer, a mortgage banking company must satisfy a set of standards that have been established by the Company.

                  All of the Company's customers are Financial Institution-approved mortgage banks that generally originate three categories of mortgage loans which are purchased by such Financial
Institutions, i.e., (i)residential mortgage loans which either have been insured by the Federal Housing Administration, insured by the Farmer's Home Administration or guaranteed by the Veteran's
Administration (collectively, "FHA/VA Loans"); (ii) conventional residential mortgage loans, i.e., non-FHA/VA Loans which comply with the requirements for sale to, or conversion into, mortgage-backed securities issued by FNMA or FHLMC ("conforming loans"); and
(iii) non-conforming product which includes sub-prime loans.

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

                  Furthermore, the Company will have all of the data and documentation necessary to sell the loan to another Financial
Institution to a mortgage loan originator if, for any reason, a Financial Institution refuses to accept and pay for a loan subsequent to the closing thereof.

         The Collateral Tracking System

                  The Company manages the risks inherent in its business and prepares, tracks and confirms the on-time delivery of all necessary documents to the appropriate Financial Institution with the CTS, a
proprietary set of computer-based operating software.   The CTS,
which was developed principally by the Company for its business and not for resale to other mortgage financing companies, provides the operating data controls that are used by the Company's staff to run the business on a day-to-day basis. The CTS programs assist the Company in its efforts to avoid problems caused by, and the monetary losses that can result from, frequent short-term processing deadlines, the high volume of loan transactions and the complex document structures of mortgage loan financing transactions which are integral parts of the mortgage loan warehouse financing business. Substantial penalties for delay in delivering loan documents to the secondary market, which may range from a surcharge of 1% to 2% of the principal amount of a loan in the case of a delay regarding an individual loan commitment, to a complete rejection and refusal to purchase an entire pool of loans in the case of a delay in filling a pool commitment, are an integral part of the mortgage loan warehouse financing business. An individual loan surcharge will not have any adverse effect upon the Company, inasmuch as the amount would be deducted from the proceeds of the particular loan which the Company would otherwise be obligated to remit to its mortgage banking customer upon its acceptance and funding by a Financial Institution. However, a delay which would cause a Financial Institution to refuse to purchase a pool could result in a delay in replacing the rescinded pool commitment with a new pool commitment from another Financial Institution, or in selling the components of the pool as individual loans. Although the Company would ultimately be compensated for the delay through higher fees and interest charged to its customer on the pool of loans in question, the delay could hinder its ability to timely fund additional loans submitted by other customers, and thereby adversely affect its ongoing relations with such other customers as a reliable source of mortgage warehouse financing. During the nine months ended December 31, 1997 and 1996 and 1995 fiscal years, none of the individual or pool loans funded by the Company on behalf of its customers was rejected by reason of a delay in the delivery thereof to a Financial Institution.

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

                  The CTS programs, which include all phases of the Company's mortgage financing operations, have been modified and altered over time so that they meet the Company's evolving business requirements. CTS was first developed in 1987 by principals of the Predecessor. In the nine month period ended December 31, 1997 and 1996 and 1995 fiscal years, the Company invested approximately
$52,235, $14,000 and $4,805, respectively, for development and modification of the CTS to meet the Company's needs.

         The Year 2000 Issue.

                  Management has assessed the year 2000 issue and has determined that the estimated cost will not be material and this issue will not impair the Companys ability to operate.

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

         Mortgage Banking Operations

                  On April 16, 1997, the Company entered into a joint venture agreement with Maryland Financial Corporation ("MFC") to form
Pioneer Home Funding, LLC, a California limited liability company
("PHF"). The Company accounts for this investment on the equity method. The agreement provides that the Company and MFC would maintain a 80 percent and a 20 percent ownership interest, respectively. An amendment to the agreement was made on October 31, 1997. This amendment provides that the Company would contribute
$40,000 for a 20 percent interest in PHF. In addition, the Company may from time to time make loans to PHF as needed. Under this agreement the Company has the option to convert loans made to PHF into an 80 percent interest in PHF. As of December 31, 1997 the Company has made advances to PHF totaling $224,476.

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

         Regulation - Mortgage Warehouse Lending.

                  Mortgage loan warehousing is not presently subject to federal regulation. At the state level, the California Finance Lenders Law went into effect July 1, 1995. This law imposes licensing obligations on the Company, requires the filing of annual and periodic reports, establishes maximum interest rates and repayment terms in certain cases, and provides for fines and imprisonment for violation of the law. Other participants in the mortgage warehouse financing process, such as title companies and appraisers, are regulated by the states in which they reside and such regulations often determine the scope and approach of the Company's collateral control monitoring program. Furthermore, mortgage banking is a highly regulated industry. The Company's mortgage banking customers are subject to the rules and regulations of, and examinations by, the Federal Housing Administration ("FHA"), the Veterans Administration ("VA"), GNMA, FNMA, FHLMC and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities.

         Employees

         At December 31, 1997 the Company employed fifteen full time employees. None of the employees of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2.           Property

                  The Company maintains its office at 6650 Reseda Boulevard, Reseda, California which is occupied pursuant to a five year lease which commenced on November 1, 1996 and provides for the payment of rent in the amount of $2,178 per month. The Company plans to sublease this space. On October 17,1997, the Company entered into a ten year lease to rent 6,846 square feet on the sixteenth floor of an office building at 21700 Oxnard Street, Woodland Hills, California. The monthly base rent during year one through five is $13,692 and for years six through ten is $15,745.

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

         None.

                                                      PART II

Item 5.           Market for Common Stock and Related Stockholder Matters.

                  The Common Stock issued by the Company in connection with the IPO has been listed on the Nasdaq SmallCap Market since August 14, 1996 under the symbol "PCFC". The following table sets forth below the high and low sale prices for the Common Stock for the periods indicated:

         Quarter Ended                                High        Low
         September 30, 1996                    $  4.875           $2.375
         December 31, 1996                     $   2.75           $ 1.38
         March 31, 1997                        $   3.00           $ 0.78
         June 30, 1997                         $   2.50           $ 1.25
         September 30, 1997                    $ 2.8125           $1.875
         December 31, 1997                     $  2.875           $ 1.50

         As of December 31, 1997, there were approximately 32 beneficial holders of the Common Stock.

         Dividend Policy and Restrictions on Payment of Dividends.

                  The Company has never paid cash dividends on its Common Stock. Furthermore, the provisions of the plan of reorganization (the
"POR") pertaining to the Predecessor's emergence from bankruptcy prohibit the Company from paying any dividends to its common shareholders until the sum of $1,350,000 shall have been paid to the Predecessor's pre-bankruptcy unsecured creditors. As of December 31, 1997, no payment to the unsecured creditors has been made. Further, in accordance with the POR, the Predecessor became obligated to pay certain portions of its net income in satisfaction of said payment obligation to its pre-bankruptcy creditors. Upon consummation of the Merger, the Company became obligated, by operation of law, to comply with such payment obligation and dividend payment prohibition, among other operating restrictions.
The Company does not anticipate paying cash dividends on the Common
Stock in the foreseeable future as it intends to retain future earnings to finance the growth of the business. The payment of future cash dividends on the Common Stock will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Board of Directors.


         Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Certain matters addressed in this Annual Report may constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as mended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995
(the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report are made pursuant to the Act.

         General

                  The Company commenced active operations on June 14, 1993 following its emergence from Chapter 11 bankruptcy proceedings.
The Company did not engage in any substantial mortgage warehouse lending activities from the time it emerged from bankruptcy through March 31, 1997. During the nine months ended December 31,
1997 the Company significantly increased its financing facility and began the process of evaluating many new customer relationships. On March 31, 1997 the Company entered into a credit agreement with Bank One on August 25,1997, Bank One amended the credit facility that it provides to the Company to $35,000,000. On September 26,1997 and December 12, 1997 the
facility increased to $50,000,000 and $60,000,000, respectively.


                  As of December 31, 1997, the Company had 46 customers and during the nine months then ended had funded 4,824 loans with an aggregate value of $311.0 million.

                  Management believes that the diversity and breadth of the Company's current customers and its expanded financing resources make it unlikely that any one event or a decline in business conditions in a particular market would have a severe impact on the Company's operating results.

         Results of Operations for Nine-Month Period Ended December 31, 1997 compared to the fiscal year 1996

        Revenues:         The Company's revenues increased to $3,115,750
during the nine month period ending December 31, 1997, from $329,425 for the 1996 fiscal year. This increase in revenue is attributable to an increase in the volume of loans funded. The nine-month aggregate loan volume for the period ended December
31, 1997 was $311 million (4,824 loans) as compared to fiscal year 1996 loan volume of $60.9 million (764 loans). Attending this increase in loan volume is a corresponding increase in the interest component of revenues (interest charged customers.).
Interest revenue increased to $2,163,182 for the nine months ended December 31, 1997 from the fiscal year 1996 level of $260,550, processing fees increased from $62,178 in the 1996 fiscal year to $842,654 for the nine-month period ending December
31, 1997.

                  Direct Costs: The Company's direct costs consist of interest and other charges that it pays to its revolving credit line providers. The Company's interest and fee charges for the nine-month period ended December 31, 1997 were $1,737,215 as compared to $279,756 (inclusive of $42,385 bridge financing expense) for the fiscal year 1996. This increase is attributable to the increase in loan funding volume.

                  During the nine-month period ended December 31, 1997, the Company financed a total of 4,824 loans aggregating $311,000,000 in the weighted average principal amount of $64,879, for an average duration of 26 days per borrowing including 4,448 funded through bank borrowings aggregating $286.7 million weighted average principal amount of $ 67,456 for an average duration of 26 days.

                  In fiscal year 1996 the Company funded a total of 764 loans aggregating $60.9 million in weighted average principal amounts of $79,713 for an average duration of 17 days per borrowing, including 483 loans funded through bank borrowings aggregating
$39.4 million in weighted average principal amounts of $81,605 for an average duration of 17 days

                  The reduction in the average loan size and the increase in the average duration period are primarily due to expanded product mix and customer base. The Company's product mix now includes home equity loans and its customer base includes companies located in regions where there are lower priced homes.

                  Operating Expenses: Operating expenses increased from $702,801 in the 1996 fiscal year to $919,005 during the nine month period ending December 31, 1997.

                  Operating expenses in the 1996 fiscal year included $188,882 of salaries and benefits paid to executives and others, and $112,065 of depreciation and amortization, compared to $370,077 of salaries and benefits to executives, others and $36,421 depreciation and amortization expense in the nine months ending
December 31, 1997.

                  Accounting and legal fees in the 1996 fiscal year amounted to $191,513 compared to $127,136 in the nine-month period ended
December 31, 1997. The accounting and legal fee expenses for fiscal year 1996 were primarily attributable to the expanded reporting requirements of the Company as a publicly held corporation.

                  It is anticipated that aggregate operating expenses will continue to increase as staff and office space are increased to manage the greater number of mortgage warehouse loan transactions that management believes the Company will be processing.

         Net Income Versus Net Loss:

                  The Company earned net income of $529,743 for the nine-month period ended December 31, 1997, which included $459,530 in income from operations and $71,362 in other income; compared to a loss of $1,232,213 in the 1996 fiscal year. The fiscal year 1996 results represented a loss from operations of $653,132 and non-operating charges to income totaling $614,459 which includes
$285,931, for costs incurred in connection with a proposed secondary public offering not consummated, and approximately
$328,528 of other financing related costs.


         Cash Flows:

                  Operating Activities: During the nine-month period ended December 31, 1997 the Company utilized $50.42 million in cash in its operating activities primarily as a result of an increase in Warehouse receivables of $44.83 million. The increase in warehouse receivables is considered a use of cash. In fiscal year
1996 where net cash provided by operations was $49,805 despite a loss of $1.2 million. The company was able to report an increase in cash from operations during fiscal 1996 primarily because its mortgage receivables declined by $1.05 million. A decline in mortgage receivables is considered a generator of cash for the purpose of the statement of cash flows.

                  Investing Activities: The primary investing activity for which cash was used in the nine-month period ended December 31, 1997 was the investment in the publicly traded stock of Fidelity
First Mortgage Corp. ($225,000) deposit on furniture and fixtures
($321,260) and investment in and advances to joint venture
($264,476). Net cash used in investing activities was $903,068 in the nine-month period ended December 1, 1997 and $80,871 in fiscal 1996.

                  Financing Activities: Net cash provided by financing activities amounted to $51 million for the nine-month period ended December 31, 1997 and $2.6 million in fiscal 1996. The increase in cash flow from financing activities for the nine-month period ended December 31, 1997 was primarily due to the increase in short term debt of $60 million. Net cash provided in fiscal year 1996 was primarily attributable to the initial public offering consumated on August 16, 1996, at which time 600,000 shares of common stock and 690,000 warrants were issued providing approximately $2.0 million; and to a private placement of securities with eight investors who invested an aggregate of $4 million ( 2.2 million shares of common stock and $1.8 million convertible promissory notes of the Company).


         Liquidity and Capital Resources:

                  As of December 31, 1997, Bank One made available to the Company a $60 million revolving line of credit. The Company's primary sources of capital which it employs in its warehouse lending operations are borrowings under its Bank One revolving line of credit and its net equity capital funds of approximately

$6.7 million (after giving effect to the exercise of the option to purchase 100,000 of common stock at the exercise price of $2.41 per share in January, 1998). Management believes that such capital will enable the Company to maintain profitable operations.


         Results of Operations for fiscal year 1996 compared to fiscal year 1995

     Revenues:         The Company's revenues were $329,425 for the 1996
         fiscal year, on loan volume of 764 loans with an aggregate loan value of $60.9 million. This represents a 239% increase in the 1995 fiscal year revenues of $97,190 on loan volume of 201 loans with an aggregate loan value of $20.5 million.

                  The interest and processing fee components of revenues for fiscal year 1996 were $260,550, and $62,178, respectively. This represented an increase over the fiscal year 1995 interest and processing fee components of $76,957 and $15,733, respectively.

                  Direct Costs: The Company's direct costs consist of interest and other charges which it was required to pay to its revolving credit line providers; and, interest paid to its pre-IPO bridge financing ("Bridge Financing") lenders for fiscal 1996 and 1995.

                  The Company's direct costs increased by 61% to $279,756 in the 1996 fiscal year from $174,639 in fiscal year 1995. In the 1995 fiscal year, the Company's interest expense and other bank charges paid to revolving line of credit lenders amounted to $95,408 compared to $237,271 in fiscal 1996.

                  During fiscal year 1996 the Company financed a total of 764 loans aggregating $60.9 million in weighted average principal amounts of $79,713 for an average duration of 17 days per borrowing, including 483 loans funded through bank borrowings aggregating $39.4 million in weighted average principal amounts of $81,605 for an average duration of 17 days. In fiscal year
1995, the Company financed a total of 201 loans aggregating $20.5 million in weighted average principal amounts of $101,996 for an average duration of 15 days per borrowing, including 153 loans funded through bank borrowings aggregating $16.5 million in weighted average principal amounts of $108,601 for an average duration of 15 days.

                  Interest expense on the Bridge Financing was $42,385 in fiscal 1996 representing a reduction of 46.5% from the 1995 expense of $79,231. The Bridge Financing expense for fiscal 1996 consisted of debt discount amortization of $37,500 and deferred issuance costs of $4,885. The Bridge Financing cost for fiscal
1995 was composed of interest of $21,163; debt discount amortization of
         $55,244 and deferred issuance cost amortization of $2,824. In fiscal 1996 the Company paid $128,356 in satisfaction of its obligation to the two remaining Bridge Financing lenders upon the closing of the IPO in August 1996. In the fourth quarter of 1995 fiscal year, the Company paid $122,492 in full satisfaction of its indebtedness to two of the Bridge Financing lenders.

                  Operating Expenses: Operating expenses increased to $702,801 in the 1996 fiscal year from $433,709 in fiscal 1995. Operating expenses in the 1996 fiscal year included $188,882 of salaries and benefits paid to executives, former executives and others;
and $112,064 of depreciation and amortization compared to $134,555 in salaries and benefits and $101,300 in depreciation and amortization in fiscal 1995, of which the primary component was $92,312 in costs attributable to the CTS system. Accounting and legal fees in the 1996 fiscal year amounted to $191,513 compared to $114,382 in fiscal 1995. The increase in accounting and legal fees expense was due to the expanded reporting requirements of the Company as a publicly held corporation.

         Net Losses

                  During the 1995 fiscal year the Company incurred net losses of $479,803. Such losses were partly attributable to non-cash expenses; primarily depreciation, amortization, debt discount expenses, and deferred consulting agreement expenses totaling
$164,000. During the 1996 fiscal year the Company incurred net losses of $1,232,213. This loss was attributable in part to $614,459 of non-operating expenses, of which $285,931 represented one-time only costs incurred in connection with a proposed secondary public offering not consummated, and to other costs of financing-related efforts. During this restart period the Company was unable to generate sufficient loan volume, given its limited financing facility, to offset its non-operating expenses.

         Cash Flows:

                  Operating Activities: In fiscal year 1996, the Company's operating activities provided cash of $49,805 compared to fiscal year 1996 where net cash used by operations was $2.8 million. The cash flow provided by operations for the fiscal year 1996 and the negative cash flow for fiscal year 1995 are primarily the consequence of the changes in the level of warehouse loans receivable. Warehouse loans receivable is financed with short-term borrowings; therefore, the cash so provided or utilized was related to changes in short-term debt as discussed under "Financing Activities".

                  Investing Activities: The primary investing activity for which cash was used in fiscal year 1996 was the investment in fixed assets. Net cash used in investing activities was $80,871 in fiscal 1996 and $4,804 in fiscal 1995.

                  Financing Activities: Net cash provided by financing activities amounted to $2.6 million for the fiscal year 1996 and $2.4 million in fiscal 1995. The increase in cash flow in fiscal
1995 was primarily due to the increase in short term debt; and the net cash provided in fiscal year 1996 was primarily attributable to the initial public offering consummated on August
16, 1996, at which time 600,000 shares of common stock and 690,000 warrants were issued providing approximately $2.0 million and to a private placement of securities with eight investors who invested an aggregate of $4 million ( 2.2 million shares of common stock and $1.8 million convertible promissory notes of the Company).

Item 7.           Financial Statements


                  See pages F-1 to F-18

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                                     PART III


Item 9.           Directors, Executive Officers and Control Persons.

Executive Officers and Directors

         The executive officers and directors of the Company are as follows:

                  Name                 Age            Position

         Boaz Harel.........           34        Chairman of the Board

         M. Albert Nissim...           64        President, Director

         Glenda S. Klein....           54        Director, Senior Vice
                                                 President,
                                                 Secretary, Treasurer and Chief
                                                 Financial Officer

         Richard Fried......           51        Director

         Tamar Lieber.......           55        Director

         Lynda Davey                   43        Director

         Joseph Samuels                67        Director


                  Boaz Harel was appointed to the Board in November 1996 and elected as Chairman of the Board on July 2, 1997. From 1991 to
1993, Mr. Harel was the founder and managing director of Mashik
Business and Development Ltd., an engineering consulting company.
Since 1993, Mr. Harel has been the Managing Director of Leedan
Business Enterprise Ltd. ("Leedan"), a publicly-held Israeli company which is the beneficial owner of 49% of the Company's
Common Stock. Since January 1994, Mr. Harel has served as a member of the Supervisory Board of ICTS International N.V. and since September 1996, Mr. Harel has served as the Chairman of ICTS USA (1994), Inc., an indirect subsidiary of Leedan. Since
1997 Mr. Harel has been Co-Managing Director of Leedan
International Holdings B.V., a principal shareholder of the Company and an indirect wholly-owned subsidiary of Leedan.

                  M. Albert Nissim was appointed as the President of the Company in January 1997 and was elected to the Board on September
25, 1997.  He has served as Secretary of ICTS International N.V.
since January 1996. Mr. Nissim has also served as President of ICTS USA (1994), Inc. since January 1994. From 1994 to 1995, he served as Managing Director of ICTS International B.V. Mr.
Nissim served as the President of Harel & Partners from 1991 to 1994. From 1990 to the present, he has been the Vice President and a director of Tuffy Associates Corp., an automotive repair franchise company affiliated with Mr. Ezra Harel, the brother of Boaz Harel. Mr. Nissim is also a Co-Managing Director of Leedan
International Holdings B.V., a principal shareholder of the Company. In April 1997, Mr. Nissim was appointed as one of the Company's designees on the Board of Directors of Pioneer Home
Funding, L.L.C., a subsidiary of the Company.

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

                  Lynda Davey was elected to the Board on September 25, 1997. Ms. Davey has served as the President of Avalon Group, Ltd. And
Chairman of Avalon Securities, Ltd., private investment banking firms, since April, 1992. From April, 1988 throught 1991 Ms.
Davey was Managing Director and head of investment banking at Tribeca Corporation, a New York merchant bank. Prior to 1988,
Ms. Davey was Vice-President of the Merchandise and Retail Group in the corporate finance department of Salomon Brothers Inc. Ms.
Davey also serves as a director of Tuffy Associates Corp. And the Center for Design Innovation of the Fashion Institute of
Technology.  Ms. Davey is a registered architect.

                  Joseph Samuels has served as a president and is the sole shareholder of Fulton Properties of Calif. Inc., an investment corporation engaged in acquisition, development and management of real estate for more than the past five years. Mr. Samuels has also served as President and is the sole shareholder of Goldsboro
Properties Inc., a real estate holding corporation, for more than the past five years.

         Item 10.          Executive Compensation.

  The following table sets forth compensation awarded to, earned by or paid to executives of the Company. No executive officer of the Company earned a salary and bonus of more than $100,000 during any one of the, 1995 and 1996 fiscal years. During such fiscal years, the Company did not grant any restricted stock awards or stock appreciation rights to any of its executives.


                                                                       Annual Compensation                             Awards
    Name and
Principal Position                  Fiscal Year               Salary($)         Bonus($)      Other Annual             Securities
                                                                                              Compensation ($)         Underlying
                                                                                                                       Option

Boaz Harel*
Chairman of the Board                   1997(1) $25,000                                                                    100,000
                                        1996(2)                                                                             15,000
                                        1995(3)

M. Albert Nissim**
President                               1997(1) $54,000                                                                     50,000
                                        1996(2) $14,385                                                                     90,000
                                        1995(3)


Glenda S. Klein,
Senior Vice President                   1997(1)                $75,000                              6,245(4)
                                        1996(2)               $98,998                                                       172,879
                                        1995(3)               $90,000           $10,000                                      75,758


*     Commenced as Chairman on July 2, 1997.
**   Commenced service as President of the Company in the fourth quarter of the 1996 fiscal year.

(1)  For the Nine Months ended December 31, 1997

(2)  For Fiscal Year Ending March 31, 1997

(3)   For Fiscal Year Ending March 31, 1996

(4) Represents Life Insurance premium paid per employment contract

         Compensation of Directors.

                  None of the Directors of the Company has received cash compensation in his or her capacity as a director.

         Options Issued to Executives.

                  In consideration of the services rendered by Messrs. Goldberg and Housman, in lieu of payment of salaries, between June 1995 and the closing of the IPO, the Company issued five year options to each of them to purchase 75,758 shares of Common Stock at an exercise price of $5.00 per share. Such options were not issued pursuant to the Company's Incentive
Stock Option Plan. The table below sets forth information regarding option grants to executive officers and Directors of the Company.


                                 Number of                      Exercise Price
Name                          Options Granted                      Per Share                     Expiration Date


M. Albert Nissim(1)                 50,000                                 $5.00                 October, 2000
                                    90,000                                 $2.50                 February, 2000

Glenda Klein(2)                    248,637                                $1.99 - $5.00          August, 2001

Arthur Goldberg*                    75,758                                 $5.00                 August, 2001

Elie Housman*                       75,758                                 $5.00                 August, 2001

Boaz Harel(1)                      100,000                                $2.375                 October, 2000
                                    15,000                                $1.125                 January, 2000

Richard Fried(1)                    24,000                                $2.125                 October, 2000
                                    15,000                                $1.125                 January, 2000

Tamar Lieber(1)                     24,000                                $2.125                 October, 2000
                                    15,000                                $1.125                 January, 2000

Lynda Davey(1)                      24,000                                $2.125                 October, 2000

Joseph Samuels(1)                   24,000                                $2.125                 October, 2000


*Former officer and director.

(1)   Options vested at the rate of 1/3rd each year.

(2)   Of such options 228,637 are fully vested.


         Employment Agreements.

                  In July 1997, the Company extended the Employment Agreement with M. Albert Nissim as President for an indefinite period, on a part-time basis, at a salary of $6,000 per month. The Agreement may be terminated by either party on not less than 90 days prior notice.

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


         Boaz and Leedan Agreement

                  The Company has approved a compensation plan for Mr. Boaz Harel and/or Leedan Business Enterprises, Ltd. ("Leedan"), the company which provides management services to the Company by making Mr. Harel available to the Company. Leedan is also a principal shareholder of the Company. The plan provides aggregate renumeration to Mr. Harel and/or Leedan of $100,000 per annum plus 5% of the Company's net income plus tax above $1,000,000 annually. Leedan and Mr. Harel will determine how such compensation will be divided between them.


Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management

                  The following table sets forth the holdings of the Common Stock as of March 17, 1998 by each person or entity known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock and by (1) each director and named executive officer; and (2) all directors and executive officers as a group.

                                                              Number of Shares                  Percent
Name                      Title                               of Common Stock                   of Class

Leedan Business
  Enterprise Ltd.                                             2,716,636(1)                        49%
("Leedan Business")
8 Shaul Hamelech Blvd.
Tel-Aviv 64733, Israel

Jay Botchman                                                    530,000                          9.5%
1500 E. Tropicana Avenue
Suite 100
Las Vegas, Nevada  89113


Boaz Harel                  Director                                                            2,716,636(1)(2)              49%
1 Rockfeller Plaza
Suite 2412
New York, New York 10020


Glenda Klein            Director and                              261,046(3)                      4.7%
21700 Oxnard St.        Senior Vice
Woodland Hills, CA      President, Secretary,
                        Treasurer and Chief
                        Financial Officer


M. Albert Nissim        President and                             140,0004                         *
One Rockefeller Plaza    Director
Suite 2412
New York, NY





                                                              Number of Shares                  Percent
Name                      Title                               of Common Stock                   of Class


Tamar Lieber            Director                                  361,122(5)                      5.8%
160 W. 66th Street
Apt. 49B
New York, NY 10023

Richard Fried           Director                                   51,046(5)                    Less than 1%
33 Marian Road
Marblehead, MA 01945

Lynda Davey               Director                24,000(5)                                          *
1375 Broadway
5th Floor
New York, NY 10018

Joseph Samuels            Director               24,000(5)                                           *
321 24th Street
Santa Monica, CA 90402

Directors and                                                  3,063,213(6)                         55.2%
Executive
Officers as a
group (6 persons)



*        Less than 1%

(1) Leedan  International  Holdings  B.V.,  which together with Leedan Systems &
Properties Promotion (1003) Ltd. Holds 48.2% of the issued and outstanding Common Stock of the Company, is an indirect wholly-owned subsidiary of Leedan Business. Certain members of the family of Mr. Boaz Harel, a director of the Company, collectively, own approximately 57.5% of the outstanding shares of Leedan Business. Mr. Harel, owns approximately 17% of the outstanding shares of Leedan Business and disclaims beneficial ownership of any stock of Leedan Business held by an other member of the Harel family.

(2) Does not include three year option for 100,000, vesting 1/3rd each year, exercisable at $2.375 per share nor a three year option for 15,000 shares exercisable at $1.125 per share, vesting 1/3rd each year.


(3) Includes 228,637 shares of Common Stock which Ms. Klein has the right to acquire within 60 days from the date hereof upon exercise of an option held by her.

(4) Includes 90,000 shares of Common Stock exercisable at $2.50 per share which Mr. Nissim has the right to acquire within 60 days from the date hereof upon exercise of an option held by him and 50,000 option exercisable at $5.00 per share at the rate of 1/3rd per year for three years.

(5) Includes 24,000 shares as part of a 3 year option, exercisable at $2.125 per share, vesting at the rate of 1/3rd per year for three years as well as 15,000 shares as part of a three year option exercisable at $1.125 per share, vesting at the rate of 1/3rd per year.

(6) Does not include any options referred to in notes (2), (3), (4) and (5) hereof.

Item 12.          Certain Relationships and Related Transactions

         Certain Transactions.

                  In November 1995, the Company borrowed $35,000 from Glenda Klein and $38,000 from Tamar Lieber. Each of such loans earned interest at the prime rate published from time to time by the Wall Street Journal plus 1/4% per annum pursuant to a revolving credit and security agreement which provided that advances under such lines were secured by the mortgage liens created as a result of the loans funded with such advances. Ms. Klein was paid a fee of $588.17 to cover the penalties she incurred from the early redemption of certificates of deposit which were used to provide such loan funds. All such loans were paid in full in the 1996 fiscal year.

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

                  The transaction was not completed; Trans Lending did not deliver any stock certificates to the Company and the Company did not pay the full amount agreed upon. During fiscal 1996 the Company paid $100,000 to Trans Lending pursuant to the Agreement.
As of March 31, 1997, the Company wrote-off its investment of $100,000.

         Loan to Rogosin

                  On April 2, 1997 and April 4, 1997, the Company issued unsecured loans of $400,000 and $600,000, respectively, to Rogosin Converters, Inc., an affiliate of the Company. Members of the family of Mr. Boaz Harel, a director of the Company, have an indirect controlling interest in Rogosin Converters, Inc. The loans were guaranteed by Leedan International B.V., a shareholder of the Company. The Company earned interest of 12% per annum on the loans, which interest was paid monthly. The principal and accrued interest on the loans were paid in full on June 20, 1997.

Item 13.          Exhibits & Reports on Form 8-K

(a) Financial Statements

(b) Exhibit
             Number                 Description

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, dated December 27, 1996, Registration #33-82838-
                           NY)

3.2 Certificate of Amendment of the Company's Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2, dated December 27, 1996, Registration #33-82838-NY)

3.3 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Form 10-KSB for the year ended March 31, 1997)

3.4 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, dated December 27, 1996, Registration #33-82838-NY)

10.1                       Credit Agreement between Bank One, Texas, N.A.
                                    and the Company, dated March 31, 1997
                           (incorporated by reference to Form 10-KSB)

10.2 Revolving Line of Credit and Security Agreement between UMB Bank and Trust Company and the Company, as amended (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2, dated December 27, 1996, Registration ##33-82838-NY)

10.3 Employment Agreement for Glenda S. Klein, dated April 1, 1995 (incorporated by reference to
                           Exhibit 10.2 to the Company's Registration
                           Statement on Form SB-2, dated December 27, 1996, Registration # 33-82838-NY)

10.4 The Company's Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, dated December 27, 1996, Registration # #33-82838-
                           NY)


11 Statement regarding computation of per share earnings: set forth in note 2 on page F-8 of the Financial Statements in Item 7 of this Report

21                         List of subsidiaries

           Reports on Form 8-K

            During the fourth quarter of the 1997 fiscal year, the Company filed no reports on Form 8-K.

Grant Thornton
Suite 700
1000 Wilshire Blvd.
Los Angeles, CA 90017-2464
(213) 627-1717

                   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Pioneer Commercial Funding Corporation

We have audited the accompanying balance sheet of Pioneer Commercial Funding Corporation (a New York corporation) (the "Company") as of December 31, 1997, and the related statements of earnings, stockholders' equity, and cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Commercial Funding Corporation as of December 31, 1997, and the results of its operations and its cash flows for the nine months then ended, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP


Los Angeles, California
March 25, 1998

                                 Pioneer Commercial Funding Corp.
                                         Balance Sheets
                                 December 31 and March 31, 1997

                                                                           December 31,            March 31,
                                ASSETS

Cash and cash equivalents                                              $        2,972,845    $        2,704,078
Mortgage warehouse loans receivable                                            47,291,076             2,456,154
Loans held for resale                                                           4,504,231              -
Receivable for loans shipped                                                    1,716,969              -
Accrued interest and fee receivable                                               930,656                27,824
Prepaid and other assets                                                           99,907                33,798
                                                                          ----------------      ----------------
       Total Current Assets                                                    57,515,684             5,221,854


Furniture and equipment                                                           119,882               106,640
Proprietary computer software                                                     535,645               483,410
Leasehold Improvements                                                             26,855                10,846
                                                                          ----------------      ----------------
                                                                                  682,382               600,896
Less accumulated depreciation and amortization                                    448,853               414,100
                                                                          ----------------      ----------------
     Net Fixed Assets                                                             233,529               186,796
                                                                          ----------------      ----------------

                                                                                1,032,000              -
                                                                                  321,260              -
                                                                                  484,130                25,000
                                                                          ----------------      ----------------
     Total Assets                                                      $       59,586,603    $        5,433,650
                                                                          ================      ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Loans payable, mortgage warehouse                                      $       50,056,160    $         -
Accounts payable & accrued expenses                                               362,869               235,360
Accrued interest & fees                                                         1,047,132              -
Due to mortgage banking companies                                                 629,421                85,546
Deferred loan fees                                                                 29,000              -
Deferred legal fees                                                                60,683                57,149
                                                                          ----------------
                                                                          ----------------      ----------------
     Total Current Liabilities                                                 52,185,265               378,055
                                                                          ----------------      ----------------

                                                                                1,000,000              -
                                                                                 -                    1,800,000
                                                                          ----------------      ----------------
     Total Liabilities                                                         53,185,265             2,178,055
                                                                          ----------------      ----------------


Common stock-$.01 par value; authorized 20,000,000 shares;
  issued and outstanding - 5,442,272 at December 31, 1997 and
  3,642,272 at March 31, 1997                                                      54,423                36,423
Additional paid-in capital                                                     14,316,952            12,525,952
Accumulated deficit                                                            (8,777,037)           (9,306,780)
Unrealized gain on investment in securities available for sale                    807,000              -
                                                                          ----------------      ----------------
     Total Stockholders, Equity                                                 6,401,338             3,255,595
                                                                          ----------------      ----------------
     Total Liabilities and Stockholders, Equity                        $       59,586,603    $        5,433,650
                                                                          ================      ================



The accompanying notes are an integral part of these statements.

                           Pioneer Commercial Funding Corp.
                              Statements of Operations
       For the Nine Months Ended December 31, 1997 and The Twelve Months Ended
                              March 31, 1997 and 1996

                                                                                        December 31,       March 31,       March 31,
                                                                                             1997               1997          1996
                                                                                        ----------------   ------------   ----------
INCOME:
Interest income                                                                      $        2,163,182    $ 260,550      $  76,957
Commissions and facility fees                                                                   109,914        6,697          4,500
Processing fees                                                                                 842,654       62,178         15,733
                                                                                        ----------------   -----------    ----------

         Total income                                                                         3,115,750       329,425        97,190
                                                                                        ----------------   ------------   ---------

DIRECT COSTS:
Interest expense- warehouse and
  revolving lines of credit                                                                   1,671,389       207,105        81,104
Interest expense -bridge financing                                                             -               42,385        79,231
Bank charges & fees                                                                               7,765        17,786         9,711
Bank processing fees                                                                             58,061        12,480         4,593
                                                                                        ----------------   ----------------   ------

       Total direct costs                                                                     1,737,215        79,756       174,639
                                                                                        ----------------   ---------------- -------

Income (loss) before operating expenses                                                       1,378,535        49,669       (77,449)
COMPENSATION AND BENEFITS                                                                       370,077       188,822       134,555
OPERATING EXPENSES                                                                              548,928       513,979       299,154
                                                                                        ----------------   ---------------- --------
       Total compensation and operating expenses                                                919,005       702,801       433,709
       Income (loss) from operations                                                            459,530      (653,132)     (511,158)
                                                                                        ----------------   --------------- --------

OTHER INCOME (EXPENSE)

Interest income -other                                                                           64,668        24,459        24,830
Interest expense - other                                                                         (3,534)       (4,712)       (4,712)
Miscellaneous income                                                                             10,228        18,800        12,425
Non-operating expense                                                                          -             (614,459)         -
                                                                                        ----------------   ---------------  --------

       Total other income(expense)                                                               71,362      (575,912)       32,543
                                                                                        ----------------   ----------------   ------

Income (loss) from operations                                                                   530,892    (1,229,044)     (478,615)
PROVISION FOR INCOME TAXES                                                                        1,149         3,169         1,188
                                                                                        ----------------   --------------  ---------

       Net income (loss)                                                             $          529,743 $   (1,232,213) $  (479,803)
                                                                                        ================   ===============  =======

BASIC AND DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK                                         $0.10         ($0.88)     ($0.58)
                                                                                        ================   ================  ======

WEIGHTED AVERAGE NUMBER OF SHARES                                                             5,193,545      1,403,460      826,644
                                                                                        ================   ================ ========

The accompanying notes are an integral part of these statements.

                                     Pioneer Commercial Funding Corp.
                                   Statement of Stockholders' Equity
                       For the Nine Months Ended December 31, 1997 and 1996
                            The Twelve Months Ended March 31, 1997 and 1996



                                            Common         Additional                          Unrealized           Total
                                            Stock           Paid-in          Accumulated        Gain on         Stockholders'
                                                            Capital            Deficit         Securities           Equity
                                          -----------     -------------     -------------------------------     ---------------
BALANCE  April 1, 1995                      $8,250         $8,548,734       ($7,594,764)           -               $962,220
Issuance of 10,000 shares of the
   Company's common stock in
   connection with the bridge financing      100             49,900                                                 50,000
Net loss for the period                                                       (479,803)                           (479,803)
                                          -----------     -------------     --------------    -------------     ---------------
BALANCE March 31, 1996                      $8,350         $8,598,634       ($8,074,567)           -               $532,417
Issuance of 7,272 common
   shares in connection with                      73               (73)           -
   bridge financing
Issuance of 600,000  shares of                 6,000         1,972,295            -                                  1,978,295
   common stock and  690,000 warrants
Issuance of 2,200,000 shares of               22,000         1,955,096            -                                  1,977,096
   common stock                               -                -
Net loss for the period                                                        (1,232,213)                          (1,232,213)
                                          -----------     -------------     --------------    -------------     ---------------
BALANCE March 31, 1997                  $     36,423  $     12,525,952  $      (9,306,780) $       -        $        3,255,595

   Issuance of 1,800,000  shares of the
   Company's common stock in connection
   with the conversion of the convertible
   note to shares as of May 9, 1997           18,000         1,782,000                                               1,800,000

   Unrealized gain on securities available
   for sale                                                                                        807,000             807,000

   Issuance of options to purchase
   100,000 shares of Common Stock,
   November 26, 1997                                             9,000                                                   9,000


Net Income for the period                                                         529,743                              529,743
                                          -----------     -------------     --------------    -------------     ---------------
BALANCE December 31, 1997               $     54,423  $     14,316,952  $      (8,777,037) $       807,000  $        6,401,338
                                          ===========     =============     ==============    =============     ===============

The accompanying notes are an integral part of these statements.

                                    F-4

                        Pioneer Commercial Funding Corp.
                           Statements of Cash Flows
                       For the Nine Months Ended December 31, 1997 and the
                           Twelve Months Ended March 31, 1997 and 1996

                                                                                       December 31,         March 31,     March 31,
                                                                                             1997              1997         1996
                                                                                       -----------------   -------------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                                     $          529,743 $    (1,232,213)  $(479,803)
                                                                                       -----------------   -------------   --------
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation and amortization                                                                    36,421         149,565     164,080
Loss on abandonment of leasholds                                                                  9,178         -               -
(Increase) decrease in --
Mortgage warehouse loan receivables                                                         (44,834,922)      1,056,621  (2,579,116)
Loans held for resale                                                                        (4,504,231)
Receivable for loans shipped                                                                 (1,716,969)
   Accrued interest receivable                                                                 (902,832)          2,183     (10,866)
   Prepaid expenses                                                                             (66,109)         (7,710)     (6,654)
   Other assets                                                                                (194,654)        (25,000)        -
Increase (decrease) in --
  Accrued interest payable                                                                    1,047,132         (43,564)     (1,543)
  Due to mortgage banking companies                                                             543,875          64,628     (15,054)
  Accounts payable & accrued expenses                                                           160,043          85,295       96,921
                                                                                       -----------------   -------------   ---------
                                                                                            (50,423,068)      1,282,018  (2,352,232)
                                                                                       -----------------   ------------- -----------
Net cash provided by (used in) operating  activities                                        (49,893,325)         49,805  (2,832,035)
                                                                                       -----------------   ------------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of  Fixed Assets                                                                       (92,332)        (80,871)    (4,805)
Investment in and advances to joint venture                                                    (264,476)
Deposits on furniture & fixtures                                                               (321,260)        -              -
Investment in securities available for sale                                                    (225,000)        -              -
                                                                                       -----------------   -------------     ------
Net cash provided by(used in) investing activities                                             (903,068)        (80,871)     (4,805)
                                                                                       -----------------   -------------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase(decrease) in borrowings used in operations,
   net of issuance costs                                                                     50,056,160      (3,254,235)   2,680,185
Decrease in revolving line of credit and bridge financing                                     -                (179,400)        -
Increase in deferred costs of equity offering                                                 -                 -          (182,570)
Increase in convertable note                                                                  -               1,800,000         -
Increase in subordinated debt                                                                 1,000,000         -               -
Net proceeds from issuance of stock                                                               9,000       4,270,430         -
                                                                                       -----------------   -------------    -------
Net cash provided by financing activities                                                    51,065,160       2,636,795    2,497,615
                                                                                       -----------------   -------------   ---------

Net increase (decrease) in cash                                                                 268,767       2,605,729    (339,225)

CASH AND CASH EQUIVALENTS -
  at the beginning of the period                                                              2,704,078          98,349     437,574
                                                                                       -----------------   -------------   --------
CASH AND CASH EQUIVALENTS -
  at the end of the period                                                           $        2,972,845 $     2,704,078     $98,349
                                                                                       =================   =============   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                      $          642,076 $       218,365     $98,911
  Income taxes paid                                                                               1,149           3,169       1,188
                                                                                       =================   =============     ======

NON CASH FINANCING ACTIVITIES
Cost of equity offering paid in prior years                                          $        -         $       315,039     $     -
                                                                                       =================   =============      ======


The accompanying notes are an integral part of these statements.

                     PIONEER COMMERCIAL FUNDING CORP.


                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31,1997 and MARCH 31,1997





1.  NATURE OF OPERATIONS

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

Pioneer's Reorganization

On April 2, 1993, Pioneer emerged from Chapter 11 of the United States Bankruptcy Code pursuant to a confirmed First Amended Modified Plan of Reorganization ("POR"). From June 14, 1993, when the Company commenced active operations following its emergence from Chapter 11 until fiscal year ended March 31, 1997, it operated with limited financing sources and substantially all of the business conducted by the Company was with one to four mortgage banking companies.

Initial Public Offering

In August 1996, the Company consummated its IPO pursuant to which the Company issued and sold 600,000 shares of its common stock (the "Common Stock"), and 690,000 warrants (including warrants sold upon exercise of the underwriters' over-allotment option) to the public, which yielded to the Company net proceeds of approximately $2 million.

On February 28, 1997, the Company completed a private placement of securities (the "Private Placement") with eight investors who invested an aggregate of $4 million in the Company in consideration for 2.2 million shares of Common Stock and $1.8 million principal amount of convertible promissory notes of the Company (the "Convertible Notes"). The Convertible Notes were converted into 1.8 million shares of Common Stock on May 9, 1997. On November 26,1997 a private investor purchased an option for $9,000 to acquire 100,000 common shares at $2.41 per share. On January 21, 1998 the option was exercised and 100,000 common shares were issued for a purchase price of $241,000.

Operations

The Company is engaged in the business of mortgage warehouse lending which primarily consists of providing lines of credit, in the form of "warehouse financing," to mortgage banking companies to enable them to close real estate loans on single family, owner-occupied dwellings and sell such loans to investors in the secondary market. The Company obtains its funds to provide such financing from third-party funding sources with which it has available lines of credit and from its own sources. The Company's loans receivable from the mortgage banking company are secured by an interest in the underlying real property which are then assigned to the Company's funding sources. Investor groups who purchase the mortgages (which generally occurs within 10 to 45 days from the time the Company makes the loan) remit the proceeds directly to the Company in satisfaction of the loan and interest receivable from the mortgage banking company. The Company will simultaneously use the funds to pay off its loan and accrued interest payable to its funding sources. The Company's primary sources of income from operations are processing fees received from the mortgage banking company for each loan financed and the interest rate spread (usually 1.75%) between the rate at which the Company borrows from its funding source and the rate it charges the mortgage banking company. The Company's customers fund loans throughout the United States.

The Company's operations are subject to certain risks which are inherent to its industry. Its results of operations depend heavily upon the ability of its mortgage banking customers to originate mortgage loans. This ability is largely dependent upon general economic conditions in the geographic areas that the Company serves. Because these general economic conditions fluctuate, there can be no assurance that prevailing economic conditions will always favor the Company's business and operations. In addition, mortgage banking firms have historically experienced a wide range of financial results, from highly profitable to highly unprofitable. These financial results are due to many factors which affect most, if not all, firms in the mortgage banking business at about the same time. Three of these factors which predominate are: changes in mortgage interest rates, the availability of affordable credit, and the state of the domestic economy. These three factors, among others, affect the demand for new and used housing and thus the demand for financing and refinancing of mortgages. Lastly, although the Company's mortgage banking customers must have a commitment for each loan from an approved third-party agency ("Agency") before the Company will extend mortgage warehouse financing, there is no guarantee that the Agency will, in fact, accept the mortgage loan when delivered due to certain deficiencies in the loan or other unanticipated circumstances which may exist. If for any reason an Agency does not accept the mortgage loan, and the Company's mortgage banking customer is unable to pay back its obligation to the Company through other means, the Company could find itself the owner of a long-term loan of less than market value instead of short-term bridge financing receivable.

During the twelve month periods ended March 31, 1997, 1996 and 1995, the Company operated with a limited number of customers and funding sources. As of April 1, 1997 the Company had significantly increased funds available from financing sources and its own sources and had developed several new customer relationships and was in the process of evaluating the creditworthiness of many others. As of December 31, 1997, the Company had 46 customers and credit facilities of $60,000,000. In management's opinion, the diversity and breadth of the Company's current customers and its expanded financing sources adequately mitigate the risk that a severe impact will occur in the near term as a result of its customer base, competition, sources of supply, or composition of its markets. Management believes it is unlikely that any one event, such as loss of any individual customer, or decline in business conditions in a particular market would have a severe impact on the Company's operating results.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The accompanying financial statements, which are prepared in conformity with generally accepted accounting principles, require the use of estimates made by management. The most significant estimates with regard to these financial statements relate to the valuation allowance for deferred income taxes and the estimated obligations due under the POR, as more fully described in Notes 10 and 15, respectively. Actual results may differ from those assumed in management's estimates.

Cash and Cash Equivalents

Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

Fixed Assets

Depreciation expense is computed generally on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the estimated life of the asset or the term of the lease, whichever is shorter. The ranges of estimated useful lives used in computing depreciation and amortization are as follows:


                                                                    Years
                                                               ----------------

       Furniture and equipment                                     3 to 10
       Leasehold improvements                                      3 to 10
       Proprietary computer software                                  5

Proprietary computer software consists of a set of computer programs that were developed internally by the Company for use in its business and are not for resale to other mortgage finance companies.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes (SFAS No. 109)." Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities.

Deferred Costs of Equity Offering and Debt Issuance

Certain costs associated with the IPO were paid by the Company and deferred as of March 31, 1996. Upon the successful completion of the IPO, these costs were written off as a non-operating expense or shown as a direct reduction to additional paid-in capital as appropriate.

Revenue Recognition

     The Company recognizes revenue at the time a mortgage loan receivable is funded. Interest income is recorded on the accrual basis in accordance with the terms of the loan receivable.

Fair value of financial instruments

The carrying amount of financial instruments approximates the fair value as of December 31, 1997 and March 31, 1997.

Loans Fees

Loan processing fees are capitalized and recognized as an adjustment of the yield of the related loan in accordance with SFAS No. 91.

Basic and Diluted Earnings(Loss) Per Share of Common Stock

Net earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which superseded APB Opinion No.15. Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all stock options were exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at that time of issuance, if latter), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

For the nine month period ended December 31, 1997, and the twelve month periods ended March 31, 1997, and 1996, the exercise price exceeded the average share price for most options and warrants, and the impact of conversion of the warrants and options would have been immaterial at December 31 1997 and antidilutive at March 31, 1997 and 1996.. Therefore, the options and warrants were not considered in the calculation of basic and diluted earnings(loss) per common share.

Reclassifications

Certain reclassifications have been made to conform prior years' data to the current format.

3.  MORTGAGE WAREHOUSE LOANS RECEIVABLE/PAYABLE

Loans receivable are generally due within sixty days from the date funded, with an average outstanding period of twenty- six days and interest payable ranging from prime plus 1.75% to prime plus 2.0%. Similarly, all of the related loans payable are due within the same time frame. The Company's available line of credit was $4 million as of March 31, 1996, with interest payable at prime plus 1.0%.

As of September 1, 1996, the $4 million line of credit was renewed for one year with a 1 percent renewal fee amortized over the life of the loan. As of March 31, 1997, the line was terminated and the Company was refunded the unamortized portion of the renewal fee and all unexercised options that had been granted to the lending bank, immediately expired.

As of March 31, 1997, the Company obtained a $25 million revolving line of credit pursuant to a security agreement between the Company and Bank One, Texas, N.A. ("Bank One"). The Company pays interest on advances at the "prime rate" of interest, quoted from time to time by the Wall Street Journal plus or minus one-eighth of a percent. As collateral security for its indebtedness to Bank One the Company granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loan funded by it with moneys advanced under its Bank One credit line and all mortgages or other forms of collateral security obtained by the Company in connection with the funding of such loans. On August 25,1997, Bank One amended the credit facility that it provides to the Company to $35,000,000. On September 26,1997 and December 12, 1997 the facility was increased to $50,000,000 and $60,000,000, respectively. As part of its Security Agreement with Bank One, the Company is required to maintain a minimum ratio of 1.4 to 1 for Earnings Before Interest Depreciation and Amortization "EBITDA" to interest expense . The Company has a ratio of 1.37 to 1 EBITDA to interest expense at December 31, 1997.

For the nine months ended December 31, 1997, and for the fiscal years ended March 31, 1997 and 1996, the weighted average interest rate on loans receivable was 10.3%, 9.66% and 9.93%, respectively, and on loans payable was 8.39%, 9.25% and 9.53%, respectively. Loans receivable are collateralized by a security interest in the underlying real property which the Company then assigns to its funding sources as security for the loans payable.

4.  LOANS HELD FOR RESALE

The Company in accordance with its loan and security agreement took possession from a customer in the process of liquidating under Chapter 7 of the Bankruptcy Code 37 loans it funded having an aggregate value of $4.5 million. The Company has a perfected interest in the loans and management is confident that the thirty-seven loans will be realized. The loans are held at the lower of cost or market.

 5. RECEIVABLE FOR LOANS SHIPPED

During October, 1997 the Company warehoused $1.7 million in mortgages for the same customer as described in Note 4 above, who used a third party conduit to sell its loans to an investor. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor mis-wired the funds to the conduits bank. The bank has refused to return the funds. The Company is taking actions, including legal action if necessary, to collect the funds. In addition the Company has a $5 million personal guarantee from the third party conduits primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. Although it is impossible assess with accuracy the ultimate outcome of this matter, management is confident that it will recover the funds from either the bank or the third party guarantors.

6.  INVESTMENTS SECURITIES AVAILABLE FOR SALE

On July 7 , 1997 the Company purchased 300,000 shares at $.75 per share of Fidelity First Mortgage Corp., NASDAQ (FFIR) for a total investment of $225,000. FFIR shares closed on December 31,1997 at $3.44 per share, resulting in an unrealized gain of $807,000. The stock is restricted for a period of one year. Fidelity First Mortgage is based in Columbia Maryland and funds conforming and non-conforming single family residential mortgages in Maryland, Virginia, Delaware, Florida, North and South Carolina.

7.  INVESTMENT IN AND ADVANCES TO PIONEER HOME FUNDING

On April 16, 1997, the Company entered into a joint venture agreement with Maryland Financial Corporation ("MFC") to form Pioneer Home Funding, LLC, a California limited liability company ("PHF"). The Company accounts for this investment on the equity method. The agreement provides that the Company and MFC would maintain a 80 percent and a 20 percent ownership interest, respectively. An amendment to the agreement was made on October 31, 1997. This amendment provides that the Company would contribute $40,000 for a 20 percent interest in PHF. In addition, the Company may from time to time, at its option, make loans to PHF as needed. Under this agreement the Company has the option to convert loans made to PHF into an 80 percent interest in PHF. As of December 31, 1997 the Company has made advances to PHF totaling $224,476.

8.  OTHER ASSETS

The following items are included in Other Assets on the Company's financial statements:

A). Effective April 25, 1996, a one year certificate of deposit in the amount of $25,000 was pledged in order for the Company to receive a California Lender Bond as a California Financial Lender. The certificate of deposit was renewed as of April 25,1997 and is renewably annually at the discretion of the insurance carrier.

B). As a result of the signing of a ten (10) year lease for office space at 21700 Oxnard Street, Suite 1650, Woodland Hills, California, on October 17, 1997, the Company delivered an unconditional, irrevocable and renewable Letter of Credit(LC), in the amount of $150,000, in favor of the Landlord. The LC is secured by a $150,000 Certificate of Deposit which is included in Other Assets on the Company's financial statements.

9.  BRIDGE FINANCING

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

10. INCOME TAXES

The components of the provision for income taxes were as follows:

                              Nine Months         Year            Year
                              Ended               Ended           Ended
                              December 31,        March 31,      March 31,
                              1997                1997           1996
Current
  Federal                          -                   -              -
  State                            $1,149         $3,169         $1,188

Deferred
  Federal                          -                   -              -
                                   -                   -              -
                                   ----------     ---------      -----------

Provision for income taxes         $1,149         $3,169         $1,188
                                   =========      ===========   =========


The Company's reported income tax expense varied from the statutory federal income tax rate due to the effect of net operating loss carryforwards for the nine month period ended December 31, 1997 and the years ended March 31, 1997, and March 31, 1996.


                              December 31,        March 31,      March 31,
                              1997                1997           1996

Deferred income tax assets
Net operating loss            $516,000            $1,252,000        $  -

Valuation allowance           (516,000)           (1,252,000)          -
                              ---------           -----------      -------

                              $  -                $    -            $  -
                              =========           ========       ==========

At December 31, 1997, the Company had net operating loss (NOL's) carryforwards available for income tax purposes of approximately $2 million expiring in varying amounts through 2011. Approximately $1 million of the NOL's are limited in use pursuant to a change in ownership in November 1994.

11. DUE TO MORTGAGE BANKING COMPANIES

The Company generally finances up to 100% of the total loan amount closed by the mortgage banking company. Upon sale of the loan to the investor group, proceeds for 100% of the loan amount are remitted to the Company by the investor. The Company, from time to time, holds such funds until receipt of amounts due from the mortgage banking company for fees and accrued interest.

12  DEFERRED LEGAL FEES

Deferred legal fees are a consequence of the POR and were payable in four annual installments which began on April 16, 1994. The Company has not paid the April 1996 and 1997 installments totaling $60,683 as of December 31, 1997.

13. STOCKHOLDERS' EQUITY AND INITIAL PUBLIC OFFERING

Reverse Stock Split

Effective June 1996, the Board of Directors of the Company authorized a .758 for 1 reverse stock split of all of its then outstanding common stock. All share and per share amounts in these financial statements have been restated to give effect to the reverse stock split as if it had occurred on the first day of each period presented.

Initial Public Offering

In August 1996, the Company consummated its IPO pursuant to which the Company issued and sold 600,000 shares of its common stock, par value $.01 per share (the "Common Stock"), and 690,000 warrants (including warrants sold upon exercise of the underwriters' over-allotment option) to the public at a price of $5.00 per share and $.10 per warrant, which yielded to the Company net proceeds of approximately $2 million. The warrants give the owner the right to purchase an additional share of common stock at a price of $5.50 for a period of four years commencing after the completion of the IPO (the Exercise Period). Such warrants will be immediately tradable separate from the common stock. Commencing two years after the completion of the IPO and through the end of the exercise period, the warrants may be redeemed by the Company upon 30 days written notice at a price of $.05 per warrant, provided that (1) the closing sale price of the Company's common stock shall not be less than $7.50 per share for any period 20 days subsequent to the issuance of the written notice, or (2) that the warrant holders have not exercised their warrants at any time prior to the period 30 days after the issuance of the written notice. In addition, the underwriter was issued the right for a period of four years commencing one year after the completion of the IPO to purchase, in tandem, 60,000 shares of common stock of the Company and 60,000 common stock purchase warrants at a price of $6.12 for each combined share and warrant. The terms of the warrants acquired by the managing underwriter were the same as those discussed above except that such options are nontransferable. The warrants are exercisable into 690,000 shares of Common Stock at a price of $5.50 per share August 12, 2000.
Private Placement

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

Subordinated Debt

On November 26, 1997, the Company issued $1,000,000 in subordinated debt as part of a $4 million private placement. The private placement provided for a minimum purchase of $250,000(1 unit) with each unit obtaining 7,500 Warrants that allow for the purchase of 7,500 shares. The exercise price of the shares is equal to the price of the Company's stock as of the date of the issue of the subordinated debt. The Company has 30,000 Warrants outstanding (7,500 per unit for 4 units). The subordinated debt carries an interest rate of 10% per annum and matures on November 25, 2002. The Company's stock price on November 26, 1997 was $2.875.

Dividend Restriction

The holders of the Company's Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The common stockholders are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available. As of December 31, 1997, in management's opinion, it is not anticipated that dividends will be paid on common stock in the foreseeable future as certain of the debt instruments to which the Company is a party to prohibit or restrict the payment of dividends (see Note 15 for further discussion of restrictions under the POR).

14.  STOCK OPTION PLANS

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation costs have been recognized for the Company's Non-Qualified Stock Option Plan (the "Plan").

The Plan (previously known as PCF Acquisition Corp.  Non-qualified  Stock Option
Plan) was adopted on August 1, 1994, and provided for the issuance of options to purchase up to 151,515 shares of the Company's common stock to persons who are at the time of grant, employees of, or consultants to, the Company. The Plan was modified on November 4, 1994, in anticipation of the then forthcoming merger, with and into Pioneer Commercial Funding Corp. The modification provided for a maximum of 200,000 shares of stock that may be optioned or sold under the Plan. In 1997, the Company adopted the 1997 Omnibus Stock Incentive Plan under which it was authorized to issue non- qualified stock options, incentive stock options, and warrants to key employees, directors and selected advisors to purchase up to an aggregate of 500,000 shares of the stock of the Company. The options have a term of five years and generally become fully vested by the end of the third year.

The Company has issued additional options outside the Plan at the discretion of its Board of Directors ("BOD").

The following table summarizes information related to shares under option and shares available for grant under the Plan and separate actions of the BOD:

Weighed Average fair value of options granted during the year

                                   December 31, 1997            March 31, 1997                March 31, 1996
                                            Weighted                Weighted                       Weighted
                                            Average                  Average                        Average
                                            Exercise                 Exercise                       Exercise
                                 Shares     Price          Shares     Price               Shares     Price
Options outstanding
Beginning                       543,045     $3.57          235,166      $5.00              7,892      $5.00
Granted                         282,000     $2.73          307,879      $2.48            227,274      $5.00
Exercised
Canceled
                              --------------                -------      ---------       ----------   --------


Options outstanding end         825,045     $3.28            543,045      $3.57            235,166      $5.00
                              ============                  ==========                      ==========




                                           F-13

are as follows:


                                                                     12/31/97       3/31/97       3/31/96
Exercise price exceeds market price at date of grant                    $0.96         $0.53             -
Exercise price exceeds market price at date of grant                    $1.14         $1.56
Exercise price exceeds market price at date of grant                        -         $1.45             -



The following information applies to options outstanding at December 31, 1997

                                            Options Outstanding               Options Exercisable
                                   --------------------------------------------------------------------
                                        Weighted
                                        Average
                                       Remaining         Weighted                         Weighted
      Range of          Number      Contractual life     Average            Number         Average
  exercies prices     Outstanding       (YEARS)       Exercise Price      Exercisable  Exercise Price
---------------------------------------------------------------------    ------------------------------

    $1.00 -$1.50            45,000                  4.01          $1.13        -              -
   $1.51 - $2.25           207,000                  4.47          $2.08        119,000              $2.04
   $2.26 - $3.40           250,000                  4.37          $2.45         83,333              $2.45
   $3.41 - $5.00           323,045                  2.71          $5.00        289,712              $5.00

                     ==============                                      ==============
                           825,045                  3.28          $3.28        492,045              $3.85
                     ==============                                      ==============





The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                        12/31/97        3/31/97       3/31/96

Expected Life (years)                       3             3             3
Risk free interest rate                   5.5%          5.5%          5.5%
Volatility                               77.7%         77.7%         77.7%
Dividend Yield                              0%            0%            0%
had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings would have been:

                               12/31/97             3/31/97            3/31/96
Net earnings
   As reported                 $529,743           $(1,232,213)        $(479,803)
   Pro forma                   $421,867           $(1,366,635)        $(846,623)
Basic earnings per share
   As reported                    $0.10                $(0.88)           $(0.58)
   Pro forma                      $0.08                $(0.97)           $(1.02)
Diluted earnings per share
   As reported                    $0.10                $(0.88)           $(0.58)
   Pro forma                      $0.08                $(0.97)           $(1.02)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

15. COMMITMENTS AND CONTINGENCIES

Plan of Reorganization

Under the POR, the Company is contingently liable to its pre-Chapter 11 unsecured creditors, for such creditors' pro rata shares of non-interest-bearing notes (the "Notes") totaling $1,350,000. Commencing with the close of fiscal year ending March 31, 1996, and for all succeeding years thereafter, until full aggregate payment of $1,350,000 is made under the Notes, each Note holder shall receive a cash distribution equal to such Creditors' pro-rata share of twenty percent of the Net Income Available for Note Payments, if the Net Income for any such year exceeds $1,300,000.

For the nine months ended December 31, 1997 and for the fiscal years ended March 31, 1997 and 1996, the Company had not generated income that resulted in payment on the Notes. Accordingly, no liability has been reflected in the Company's balance sheet for the Notes or the professional fees.

In addition to the Notes, approximately $50,000 in professional fees incurred in connection with the POR were deferred and will only be paid to the extent the Notes are paid in full.

As of December 31, 1997, the Company was unable to determine whether it is probable that it will generate income in future years which would result in payments on the Notes. As such, no liability has been reflected in the Company's balance sheet for the Notes or the professional fees.

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

In 1997 and 1998 the Company has made expenditures of more than $25,000 to purchase and lease capital assets in connection with its move to new facilities. Management believes that these expenditures were necessary to expand the Company's mortgage lending operations, and is not aware of any financial impact on the Company under the restrictions of the POR because of these expenditures.


Consulting Contract

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

Several conditions precedent to closing the transaction, pursuant to the Agreement, had not been completed as of March 31, 1997, including delivery of the share certificates evidencing Pioneer's ownership of 500 fully paid and nonassessable shares of common stock. Management does not intend to remit the $200,000 for the preferred stock in Trans Lending, nor do they believe they are liable for the obligations or operating performance of Trans Lending. Additionally, management is of the opinion that the Agreement is not binding or enforceable. The Company has written-off their $100,000 investment in Trans Lending during the year ended March 31, 1997.
Lease Obligation

The Company leases its office space under an operating lease expiring October 31, 2001. The current lease calls for CPI increases in years 2 through 5 with a minimum of 3% and a maximum of 5%.

On October 17,1997, the Company entered into a ten year lease to rent 6,846 square feet on the sixteenth floor of an office building at 21700 Oxnard Street, Woodland Hills, California. The monthly base rent during year one through five is $13,692 and for years six through ten is $15,745. The Company also has certain deposits on furniture and equipment at December 31, 1997 with additional commitments of $238,700.

The Company plans to sublease the space at the Reseda location.
Future minimum lease commitments as of December 31, 1997 are as follows:


                       Woodland Hills             Reseda
           1998                    164,304             26,136
           1999                    164,304             26,136
           2000                    164,304             26,136
           2001                    164,304             26,136
           2002                    164,304
           2003-2007               657,216
                  --------------------------------------------

                                $1,478,736           $104,544
                  =========================   ================



Commitments to Extend Credit Facilities

At December 31,1997 the Company had made approximately $120.6 million in commitments to extend credit facilities to its current customers. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments will not be fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

16. OPERATING  AND NON-OPERATING EXPENSES

Operating and non-operating expenses consisted of the following for the nine month period ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996:


                                                       December 31,             March 31,           March 31,
                                                            1997                     1997                1996


Salaries and benefits                                         $370,077           $188,822          $134,555
Depreciation and amortization                                   36,421            112,065           101,300
Professional fees                                              127,136            191,513           114,382
Utilities                                                       25,712             26,928            19,782
Rent                                                            37,072             17,662            11,609
Repairs and maintenance                                         10,275              5,608             4,616
Other                                                          312,312            160,203            47,465
                                                     ------------------  -----------------  ----------------
Operating expenses                                             919,005            702,801           433,709
Non-operating expenses                                       -                    614,459          -
                                                     ------------------  -----------------  ----------------
                                                              $919,005         $1,317,260          $433,709
                                                     ==================  =================  ================



The Company's non-operating expenses during the fiscal year ended March 31, 1997 represent one time only costs incurred in connection with a proposed, but not consummated, second offering of the Company's common stock and other financing related efforts in fiscal 1997.


17. RELATED PARTY TRANSACTIONS

For the nine months ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996, certain family members of an executive officer and a member of the BOD of the Company were engaged to perform various accounting and consulting services for the Company. Such individuals were compensated during the nine months ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996, approximately $15,865, $15,481 and $3,106, respectively, for these services.


18.  NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"). Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not determined the effect, if any, on the Company's future financial statements.

                                                    SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PIONEER COMMERCIAL FUNDING CORP.



                                            By: /s/  M. Albert Nissim
                                            Title: President

                                            Date: March 31, 1998

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                            By: /s/  M. Albert Nissim
                                            Title: President

                                            Date: March 31, 1998



                                            By: /s/ Glenda Klein
                                            Title: Senior Vice President, Chief
                                                   Financial Officer, Secretary,
                                                   Treasurer and Director

                                            Date:  March 31, 1998



                                            By: /s/ Richard Fried
                                            Title: Director

                                            Date:  March 31, 1998

                                           By: /s/  Boaz Harel
                                            Title: Director

                                            Date:  March 31, 1998


                                            By:  /s/  Tamar Lieber
                                            Title: Director

                                            Date:  March 31, 1998


                                            By:  /s/  Lynda Davey
                                            Title: Director

                                            Date: March 31, 1998


                                            By: /s/  Joseph Samuels
                                            Title: Director

                                            Date: March 31, 1998

                                                   EXHIBIT 21


                                               LIST OF SUBSIDIARIES



            Pioneer Home Funding, L.L.C, a California limited liability company doing business as Pioneer Home Funding.