Form 10KSB/A
period 1997-12-31
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 1998-04-13
CIK 867713

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-KSB/A

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

GRANT THORNTON LLP


Los Angeles, California
March 25, 1998

                                 Pioneer Commercial Funding Corp.
                                         Balance Sheets
                                 December 31 and March 31, 1997

                                                                           December 31,            March 31,
                                ASSETS

Cash and cash equivalents                                              $        2,972,845    $        2,704,078
Mortgage warehouse loans receivable                                            47,291,076             2,456,154
Loans held for resale                                                           4,504,231              -
Receivable for loans shipped                                                    1,716,969              -
Accrued interest and fee receivable                                               930,656                27,824
Prepaid and other assets                                                           99,907                33,798
                                                                          ----------------      ----------------
       Total Current Assets                                                    57,515,684             5,221,854


Furniture and equipment                                                           119,882               106,640
Proprietary computer software                                                     535,645               483,410
Leasehold Improvements                                                             26,855                10,846
                                                                          ----------------      ----------------
                                                                                  682,382               600,896
Less accumulated depreciation and amortization                                    448,853               414,100
                                                                          ----------------      ----------------
     Net Fixed Assets                                                             233,529               186,796
                                                                          ----------------      ----------------

Investment securities available for sale                                        1,032,000              -
Deposits on Furniture and Equipment                                               321,260              -
Other Assets                                                                      484,130                25,000

                                                                          ----------------      ----------------
     Total Assets                                                      $       59,586,603    $        5,433,650
                                                                          ================      ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Loans payable, mortgage warehouse                                      $       50,056,160    $         -
Accounts payable & accrued expenses                                               362,869               235,360
Accrued interest & fees                                                         1,047,132              -
Due to mortgage banking companies                                                 629,421                85,546
Deferred loan fees                                                                 29,000              -
Deferred legal fees                                                                60,683                57,149
                                                                          ----------------
                                                                          ----------------      ----------------
     Total Current Liabilities                                                 52,185,265               378,055
                                                                          ----------------      ----------------

     Subordinate debt                                                           1,000,000              -
     Convertible note                                                            -                    1,800,000

                                                                          ----------------      ----------------
     Total Liabilities                                                         53,185,265             2,178,055
                                                                          ----------------      ----------------


Common stock-$.01 par value; authorized 20,000,000 shares;
  issued and outstanding - 5,442,272 at December 31, 1997 and
  3,642,272 at March 31, 1997                                                      54,423                36,423
Additional paid-in capital                                                     14,316,952            12,525,952
Accumulated deficit                                                            (8,777,037)           (9,306,780)
Unrealized gain on investment in securities available for sale                    807,000              -
                                                                          ----------------      ----------------
     Total Stockholders, Equity                                                 6,401,338             3,255,595
                                                                          ----------------      ----------------
     Total Liabilities and Stockholders, Equity                        $       59,586,603    $        5,433,650
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

                                            Date: April 13, 1998

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                            By: /s/  M. Albert Nissim
                                            Title: President

                                            Date: April 13, 1998



                                            By: /s/ Glenda Klein
                                            Title: Senior Vice President, Chief
                                                   Financial Officer, Secretary,
                                                   Treasurer and Director

                                            Date:  April 13, 1998



                                            By: /s/ Richard Fried
                                            Title: Director

                                            Date:  April 13, 1998

                                           By: /s/  Boaz Harel
                                            Title: Director

                                            Date:  April 13, 1998


                                            By:  /s/  Tamar Lieber
                                            Title: Director

                                            Date:  April 13, 1998


                                            By:  /s/  Lynda Davey
                                            Title: Director

                                            Date: April 13, 1998


                                            By: /s/  Joseph Samuels
                                            Title: Director

                                            Date:  April 13, 1998

                                                   EXHIBIT 21


                                               LIST OF SUBSIDIARIES



            Pioneer Home Funding, L.L.C, a California limited liability company doing business as Pioneer Home Funding.