Form 10QSB
period 1998-03-31
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 1998-05-15
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                                         FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1998

Commission File Number 0-24940

                         PIONEER COMMERCIAL FUNDING CORP.
       (Exact name of small business issuer as specified in its charter)

         New York                                             13-3763437
(State or Other Jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)

          21700 Oxnard Street, Suite 1650, Woodland Hills, California 91367
               (Address and Zip Code of Principal Executive Offices)

                                                       (818) 346-1921
                                                 Issuer's Telephone Number

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         There  were  5,542,272   shares  of  the   registrant's   common  stock
outstanding as of May 4, 1998.

Part I   Financial Information
         Item 1 - Financial Statements





                                              PIONEER COMMERCIAL FUNDING CORP.
                                                       BALANCE SHEETS



                                                                                     March 31,           December 31,
                                                                                        1998                 1997
                                                                                    (unaudited)
                                                                                  ----------------    ------------------
                                     ASSETS
Current Assets:
Cash and cash equivalents                                                        $       3,236,663   $         2,972,845
Mortgage warehouse loans receivable                                                     49,186,132            47,291,076
Loans held for resale                                                                    4,504,231             4,504,231
Receivable for loans shipped                                                             1,716,969             1,716,969
Accrued interest and fee receivable                                                      1,198,083               930,656
Prepaid and other assets                                                                   102,508                99,907
                                                                                  ----------------    ------------------
       Total Current Assets                                                             59,944,586            57,515,684

Fixed Assets:
Furniture and equipment                                                                    223,016               119,882
Proprietary computer software                                                              547,524               535,645
Leasehold Improvements                                                                     156,855                26,855
                                                                                  ----------------    ------------------
                                                                                           927,395               682,382
Less accumulated depreciation and amortization                                             462,737               448,853
                                                                                  ----------------    ------------------
     Net Fixed Assets                                                                      464,658               233,529
                                                                                  ----------------    ------------------

Investment securities available for sale                                                   825,000             1,032,000
Deposits on furniture and equipment                                                        378,160               321,260
Other assets                                                                               629,307               484,130
                                                                                  ----------------    ------------------
     Total Assets                                                                $      62,241,711   $        59,586,603
                                                                                  ================    ==================





            The accompanying notes are an integral part of these statements



                                          PIONEER COMMERCIAL FUNDING CORP.
                                                   BALANCE SHEETS




                                                                                   March 31,          December 31,
                                                                                                           ,,
                                                                                     1998                 1997
                                                                                  (unaudited)
                                                                                ---------------     -----------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Mortgage warehouse loans payable                                              $      51,872,758   $        50,056,160
Accounts payable & accrued expenses                                                     363,883               362,869
Accrued interest & fees                                                               1,596,081             1,047,132
Due to mortgage banking companies                                                       566,598               629,421
Accrued taxes based on income                                                            10,000             -
Deferred loan fees                                                                       29,000                29,000
Deferred legal fees                                                                      61,861                60,683
                                                                                ---------------     -----------------
     Total Current Liabilities                                                       54,500,181            52,185,265
                                                                                ---------------     -----------------

Subordinate debt                                                                      1,000,000             1,000,000
                                                                                ---------------     -----------------
     Total Liabilities                                                               55,500,181            53,185,265
                                                                                ---------------     -----------------

Stockholders' Equity:
Common  stock-$.01  par  value;   authorized   20,000,000  shares;   issued  and
  outstanding - 5,542,272 shares at March 31, 1998 and
  5,442,272 shares at December  31, 1997                                                 55,423                54,423
Additional paid-in capital                                                           14,556,952            14,316,952
Accumulated deficit                                                                 (8,470,845)           (8,777,037)
Accumulated other comprehensive income -
     Unrealized gain on investment in securities available for sale                     600,000               807,000
                                                                                ---------------     -----------------
     Total Stockholders' Equity                                                       6,741,530             6,401,338
                                                                                ---------------     -----------------
     Total Liabilities and Stockholders' Equity                               $      62,241,711   $        59,586,603
                                                                                ===============     =================




                          The  accompanying  notes are an integral part of these
statement.


                                          PIONEER COMMERCIAL FUNDING CORP.
                                              STATEMENTS OF OPERATIONS
                                    FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                                           (Unaudited)
                                                                                           Three Months Ended March 31,

                                                                                                  1998                 1997
                                                                                            -----------------    -----------------
INCOME:
Interest income                                                                            $        1,387,817  $            82,890
Commissions and facility fees                                                                          48,000                2,367
Processing fees                                                                                       586,990               17,766
                                                                                            -----------------    -----------------
         Total income                                                                               2,022,807              103,023
                                                                                            -----------------    -----------------

DIRECT COSTS:
Interest expense- warehouse and
  revolving lines of credit                                                                         1,119,404               47,696
Bank charges & facility fees                                                                           37,500                5,941
Bank processing fees                                                                                   27,495                2,130
                                                                                            -----------------    -----------------
       Total direct costs                                                                           1,184,399               55,767
                                                                                            -----------------    -----------------
Income (loss) before operating expenses                                                               838,408               47,256

COMPENSATION AND BENEFITS                                                                             226,865               58,455
OPERATING EXPENSES                                                                                    291,157              231,532
                                                                                            -----------------    -----------------
       Total compensation and operating expenses                                                      518,022              289,987
                                                                                            -----------------    -----------------
       Income (loss) from operations                                                                  320,386            (242,731)
                                                                                            -----------------    -----------------

OTHER INCOME (EXPENSE)
Interest income -other                                                                                 21,984               10,885
Interest expense - other                                                                              (1,178)              (1,178)
Miscellaneous income                                                                                -                       18,800
Non-operating expense                                                                                (25,000)            (446,576)
                                                                                            -----------------    -----------------
       Total other income (expense)                                                                   (4,194)            (418,069)
                                                                                            -----------------    -----------------
Income (loss) from operations                                                                         316,192            (660,800)
PROVISION FOR INCOME TAXES                                                                             10,000                1,125
                                                                                            -----------------    -----------------
       Net income (loss)                                                                   $          306,192  $         (661,925)
                                                                                            =================    =================

BASIC AND DILUTED INCOME (LOSS)     PER SHARE OF COMMON STOCK                                          $0.06              ($0.30)
                                                                                            =================    =================

WEIGHTED AVERAGE NUMBER OF SHARES                                                                   5,519,800            2,208,564
                                                                                            =================    =================


               The accompanying notes are an integral part of these statements

                             PIONEER COMMERCIAL FUNDING CORP.
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998
                                                          (Unaudited)




                                                                                                          Unrealized
                                                                                                          Gain on
                                                                     Additional                           Securities         Total
                                                    Common            Paid-in          Accumulated        Available    Stockholders'
                                                     Stock            Capital            Deficit           for Sale          Equity
                                                ---------------    --------------    ---------------- -------------------   ------
BALANCE at December 31, 1997                  $          54,423   $    14,316,952   $     (8,777,037)  $  807,000       $ 6,401,338



Issuance of 100,000 shares of
Common Stock on January 21, 1998
converting November 26, 1997 options                      1,000           240,000                                           241,000

Change in unrealized gain on
investment in securities available
for sale                                                                                                  (207,000)        (207,000)


Net Income for the period                                                                     306,192                       306,192

                                                ---------------    --------------    ----------------    ----------------    ------
BALANCE at March 31, 1998                     $          55,423   $    14,556,952   $     (8,470,845)  $    600,000      $ 6,741,530
                                                ===============    ==============    ================    =============   ===========



                                   The accompanying notes are an integral part of this statements


                             PIONEER COMMERCIAL FUNDING CORP.
                                  STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                                            (Unaudited)

                                                                                                March 31,           March 31,
                                                                                                   1998                1997
                                                                                             ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                                          $           306,192 $         (661,925)
                                                                                             ----------------    ----------------
Adjustments  to  reconcile  net  income(loss)  to net  cash  used  in  operating activities:
Depreciation and amortization                                                                          13,884              73,590
(Increase) decrease in --
   Mortgage warehouse loan receivables                                                            (1,895,056)           1,859,083
   Accrued interest receivable                                                                      (267,427)               5,534
   Prepaid expenses                                                                                   (2,601)             150,024
   Other assets                                                                                      (12,677)             258,202
Increase (decrease) in --
  Accrued interest payable                                                                            548,949            (11,895)
  Due to mortgage banking companies                                                                  (62,823)              24,567
  Accounts payable & accrued expenses                                                                  11,014            (36,940)
                                                                                             ----------------    ----------------
                                                                                                  (1,666,737)           2,322,165
                                                                                             ----------------    ----------------
Net cash (used in) provided by operating  activities                                              (1,360,545)           1,660,240
                                                                                             ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of  Fixed Assets                                                                           (245,013)             (7,509)
Investment in and advances to joint venture                                                         (132,500)
Deposits on furniture & fixtures                                                                     (56,900)           -
Net cash used in investing activities                                                               (434,413)             (7,509)
                                                                                             ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase(decrease) in borrowings used in operations,
   net of issuance costs                                                                            1,816,598         (2,955,681)
Decrease in revolving line of credit and bridge financing                                           -                    (37,500)
Increase in deferred expenses                                                                           1,178           (402,899)
Increase in convertible note                                                                        -                   1,800,000
Net proceeds from issuance of stock                                                                   241,000           2,292,134
                                                                                             ----------------    ----------------
Net cash provided by financing activities                                                           2,058,776             696,054
                                                                                             ----------------    ----------------

Net increase in cash                                                                                  263,818           2,348,785

CASH AND CASH EQUIVALENTS -
  at the beginning of the period                                                                    2,972,845             355,293
                                                                                             ----------------    ----------------
CASH AND CASH EQUIVALENTS -
  at the end of the period                                                                $         3,236,663 $         2,704,078
                                                                                             ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                           $           636,027 $            37,170
  Income taxes paid                                                                                 -                       3,169
                                                                                             ================    ================
NON CASH FINANCING ACTIVITIES
Cost of equity offering paid in prior years                                               $         -         $           315,039
                                                                                             ================    ================

                                  The accompanying notes are an integral part of these statements


                         PIONEER COMMERCIAL FUNDING CORP.
                            NOTES TO FINANCIAL STATEMENTS
                                   MARCH 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements for Pioneer Commercial Funding Corp. (the Company) contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 1998, the results of operations for three month periods ended March 31, 1998 and 1997 and its cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's December 31, 1997 audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1997 and for the year then ended included in the Company's filing on March 31, 1998 with the SEC on Form 10-KSB.

2.   OPERATING EXPENSES

Operating expenses consisted of the following:

                                                            Three Month Period Ended
                                                                      March 31,

                                                              1998                   1997
                                                       ------------------     ------------------

Depreciation and amortization                         $            13,884   $             36,090
Professional fees                                                  95,762                126,589
Utilities                                                          15,223                  7,447
Rent                                                               44,058                  6,534
Repairs and maintenance                                             4,926                  5,608
Other                                                             117,304                 49,264
                                                       ------------------     ------------------
    Total Operating Expenses                          $           291,157   $            231,532
                                                       ==================     ==================


3.  LOANS HELD FOR RESALE

The Company in accordance with its loan and security agreement took possession from a customer in the process of liquidating under Chapter 7 of the Bankruptcy Code, 37 loans it funded having an aggregate value of $4.5 million. The Company has a perfected interest in the loans and management is confident that the 37 loans will be realized. The loans are held at the lower of cost or market.

4.  RECEIVABLE FOR LOANS SHIPPED

During October 1997 the Company warehoused a $1.7 million in mortgages for the same customer as described in Note 3 above, who used a third party conduit to sell its loans to an investor. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor mis-wired the funds to the conduit's bank. The bank has refused to return the funds. The Company is taking actions, including legal action, to collect the funds. In addition the company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. Although it is impossible to assess with accuracy the ultimate outcome of this matter, management is confident that it will recover the funds from either the bank or the third party guarantors.

5.   INVESTMENT IN AND ADVANCES TO PIONEER HOME FUNDING

On April 16, 1997 the Company entered into a joint venture agreement with Maryland Financial Corporation ("MFC") to form Pioneer Home Funding, LLC, a California Limited Liability Company, ("PHF"). The Company accounts for this investment on the equity method. The agreement provides that the Company and MFC would maintain 80% and 20% ownership interests, respectively, in PHF. An amendment to the agreement was made on October 31, 1997. This amendment provides that the Company would contribute $40,000 for a 20 percent interest in PHF. In addition, the Company may from time to time, at its option, make loans to PHF as needed. Under this agreement the Company has the option to convert loans made to PHF into an 80% interest in PHF. As of March 31, 1998, the Company has advanced as a loan receivable $356,976.

6.  INVESTMENT IN FIDELITY FIRST MORTGAGE CORP. (FFIR)

On July 7, 1997 the Company purchased 300,000 shares at $.75 per share of Fidelity First Mortgage Corp., NASDAQ (FFIR) for a total investment of $225,000. FFIR shares closed on March 31, 1998 at $2.75 per share. The stock is restricted for a period of one year. Fidelity First Mortgage is based in Columbia, Maryland and funds conforming and non-conforming single family residential mortgages in Maryland, Virginia, Delaware, Florida, North and South Carolina.

7.   SUBORDINATE DEBT

On November 26, 1997, the Company issued $1,000,000 in subordinated debt as part of a $4 million private placement. The private placement provided for a minimum purchase of $250,000 (1 unit) with each unit obtaining 7,500 Warrants that allow for the purchase of 7,500 shares. The exercise price of the shares is equal to the price of the Company's stock as of the date of issue of the subordinated debt. The Company has 30,000 Warrants outstanding (7,500 per unit for 4 units). The subordinated debt carries an interest rate of 10% per annum and matures on November 25, 2002. The Company's stock price on November 26, 1997 was $2.875.

8.  OTHER COMPRHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, a new accounting rule on reporting comprehensive income. The new rule requires reporting of comprehensive income, which includes net income and all other nonowner changes in equity during a period.

                                                                                                   Three Month Periods Ended
                                                                                                              March 31,

                                                                                                       1998                    1997
                                                                                                -----------------       -----------
Net income (loss)                                                                                   $     306,192        $ (661,925)
Changes in comprehensive income, net of tax -
    Unrealized change in gain on investment in securities available for sale                            (207,000)               -
                                                                                                -----------------       ----------
Comprehensive net income (loss)                                                                      $     99,192        $ (661,925)
                                                                                                -----------------       ------------


9.   SUBSEQUENT EVENTS

On May 4, 1998 Bank One extended its line of credit agreement to the Company through June 30, 1998.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

  General

On February 28,1997, the Company completed a private placement of securities with eight investors who invested an aggregate of $4 million in the Company in consideration for 2.2 million shares of Common Stock and $1.8 million principal amount of convertible promissary notes of the Company. The Convertible Notes were converted into 1.8 million shares of Common Stock on May 9, 1997. On November 26, 1997 a private investor purchased an option for $9,000 to acquire 100,000 common shares at $2.41 per share. On January 21, 1998 the option was exercised and 100,000 common shares were issued for a purchase price of $241,000.


As of March 31, 1997, the Company entered into a one year credit agreement with Bank One, Texas, N.A. ("Bank One"). Pursuant to the Credit Agreement, as amended on August 25, 1997, September 26, 1997 and December 12, 1997, Bank One provides the Company with a $60,000,000 revolving line of credit. As collateral security for its indebtedness to Bank One under the Credit Agreement, the Company has granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loans funded by the Company with proceeds of the Bank One credit line and all mortgages or other forms of collateral securing the funding of such loans.


Results  of Operations

   Three Month Period Ended March 31, 1997 Compared with the Three Month Period Ended March 31, 1998.

Revenues. During the three month period ended March 31, 1998 revenues increased to $2,022,807 compared to $103,023 for the three month period ended March 31, 1997. The volume of loan fundings during the three month periods ended March 31, 1998 and 1997 totaled approximately $130,772,172 and $16,563,772 respectively. Such increases in revenues, loan funding, interest and processing fees were due to the increase in loan activity experienced by the Company during the latter period.

During the three month period ended March 31, 1997, the Company financed a total of 195 loans totaling $16,563,772 with a weighted average principal amount of $85,185 for an average duration of 17 days per borrowing. During the three month period ended March 31, 1998, the Company financed a total of 2,316 loans totaling $130,772,172 with a weighted average principal amount of $56,465 for a duration of 33 days per borrowing which amounts included 2,209 loans funded through bank borrowings aggregating $127,096,217 in weighted average principal amounts of $57,536.

Direct Costs. During the three month periods ended March 31, 1998 and 1997, interest expense and other bank charges accrued on the Company's revolving line of credit providers amounted to $1,184,399 and $55,767, respectively. The increase in interest expense and bank fees was due to an increase in the use of the Company's bank credit facility engendered by the above-described increase in loan activity.

Compensation and Operating Expenses. The Company's compensation and operating expenses of $518,022 during the three month period ended March 31, 1998 consisted primarily of salary and benefits of $226,865; Accounting and Legal fees of $95,762; office rent of $44,058; and travel of $28,436. The Company's operating expenses of $287,574 during the three month period ended March 31,1997 consisted primarily of salaries and benefits of $58,455 and legal and accounting fees of $126,589. The increase in operating expenses for the three month period ended March 31, 1998 are due to the increase in lending activity.

Net Income Versus Net Loss. During the three month periods ended March 31, 1998 the Company earned net income of $306,192 primarily as a result of the addition of the Bank One warehouse credit facility and the increase in its' customer base. The combination of these two factors in conjunction with revised pricing allowed the Company to generate revenues to show a profit for the period. During the three month period ended March 31, 1997 the Company incurred a net loss of $661,925 as a result of the Company's lack of sufficient warehouse loan credit and customer base. In addition, increased costs of $446,576 associated with the professional, financial consulting and similar services which the Company incurred by reason of its' change in status from a privately owned to a publicly held company also negatively impacted results for that period.

Part II           Other Information

         Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The following document has been filed exclusively with the Securities and Exchange Commission:

Exhibit No.                         Description

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

                                Pioneer Commercial Funding Corp.

                                By:   John O'Brien
                                      Principal Financial Officer

Dated: May 15, 1998