Form 10QSB
period 1998-06-30
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 1998-08-14
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                          FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1998

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

         There  were  5,542,272   shares  of  the   registrant's   common  stock
outstanding as of August 12, 1998.

Part I   Financial Information
    Item 1 - Financial Statements

                                                PIONEER COMMERCIAL FUNDING CORP.
                                                         BALANCE SHEETS






                                                                                    June 30            December 31
                                                                                      1998                 1997
                                    ASSETS                                         (unaudited)
Cash and cash equivalents                                                          $                   $
                                                                                          318,919           2,972,845
Mortgage warehouse loans receivable, net of allowance for loan losses
                                                                                       51,708,896          47,291,076
Loans held for resale, net of allowance for loan losses
                                                                                        1,951,997           4,504,231
Receivable for loans shipped
                                                                                        1,716,969           1,716,969
Accrued interest and fee receivable
                                                                                        1,610,285             930,656
Prepaid and other assets
                                                                                           91,854              99,907
    Total Current Assets
                                                                                       57,398,920          57,515,684
Fixed Assets
    Furniture and equipment
                                                                                          224,158             119,882
    Proprietary computer software
                                                                                          551,114             535,645
    Leasehold improvements
                                                                                          156,855              26,855

                                                                                          932,127             682,382
    Less accumulated depreciation and amortization
                                                                                          514,383             448,853
        Net Fixed Assets
                                                                                          417,744             233,529

Investment securities available for sale
                                                                                          581,250           1,032,000
Deposits on furniture and equipment
                                                                                          378,838             321,260
Other assets
                                                                                          762,045             484,130
        Total Assets                                                             $     59,538,797      $   59,586,603

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage warehouse loans payable                                             $     50,423,189      $   50,056,160
    Accounts payable and accrued expenses                                                 224,814             362,869
    Accrued interest and fees                                                             486,275           1,047,132
    Due to mortgage banking companies                                                   1,027,988             629,421
    Accrued taxes based on income                                                          10,000                   -
    Deferred loan fees                                                                     29,000              29,000
    Deferred legal fees                                                                    63,039              60,683
        Total Current Liabilities                                                      52,264,305          52,185,265

Subordinate debt                                                                        1,000,000           1,000,000
        Total Liabilities                                                              53,264,305          53,185,265
Stockholders' Equity:
Common stock                                                                               55,423              54,423
Additional paid-in capital
                                                                                       14,556,952          14,316,952
Accumulated deficit                                                                    (8,694,133)         (8,777,037)
Accumulated other comprehensive income-
Unrealized gain on investment securities
                                                                                          356,250             807,000
Total Stockholders' Equity                                                              6,274,492           6,401,338
Total Liabilities and Stockholders' Equity                                       $     59,538,797      $   59,586,603

The accompanying  notes are an integral part of these statements.



                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997



                                                                    Three Months                               Six Months
                                                                       Ended                                     Ended
                                                                       June 30                                  June 30
Income:                                                         1998                 1997                 1998                1997
Interest income
                                                             1,300,758              287,356           2,688,575             370,246
Commissions and facility fees                                   94,096               25,208             142,096              27,575
Processing fees                                                524,155              103,315           1,111,145             121,081
    Total Income                                             1,919,009              415,879           3,941,816             518,902
Interest and Fee Costs:
Interest expense-warehouse and lines of credit               1,146,217              172,334           2,265,621             220,030
Bank charges and facility fees                                  37,500                3,287              75,000               9,228
Bank processing fees                                            26,293                8,838              53,788              10,968
    Total Interest and Fee Costs                             1,210,010              184,459           2,394,409             240,226
Net interest and fee income                                    708,999              231,420           1,547,407             278,676

Loan loss provision                                            382,472                    -             382,472                   -
Other Operating Expense:
Compensation and benefits                                      261,291               88,298             488,156             146,753
Depreciation and amortization                                   51,646               29,663              65,530              65,753
Professional fees                                               19,758               17,500             115,520             144,089
Utilities                                                       11,800                7,826              27,023              15,273
Rent                                                            59,654                6,534             103,712              13,068
Repairs and maintenance                                          3,055                2,893               7,981               8,501
Other                                                          135,605               60,167             252,909             109,431
    Total Other Operating Expenses                             542,809              212,881           1,060,831             502,868
    Income from operations                                    (216,282)               18,539             104,104           (224,192)
Other Income and Expense:
Interest income - other                                         19,172                6,334              41,156              17,219
Interest expense-other                                          (1,178)              (1,178)             (2,356)             (2,356)
Miscellaneous income                                              -                    -                   -              18,800
Non-operating expense                                         (25,000)                    -            (50,000)           (446,576)
    Total other income and expense                             (7,006)                5,156            (11,200)           (412,913)
    Income before taxes based on income                       (223,288)               23,695              92,904           (637,105)
Provision for taxes based on income                                -                    -              10,000               1,125
    Net Income (Loss)                                         (223,288)               23,695              82,904           (638,230)
Basic and Diluted Income (Loss)
    Per Share of Common Stock                                $(0.040)              $  0.005          $     0.015         $  (0.185)
Weighted Average Number of Shares                           5,542,272            4,690,624           5,530,670           3,442,272

  The accompanying  notes are an integral part of these statements.


                        PIONEER COMMERCIAL FUNDING CORP.
                       STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997



                                                              Three Months Ended                     Six Months Ended
                                                                 June   30                                June   30
                                                         1998                  1997               1998              1997

    Net income (loss)                              $   (223,288)            $  23,695           $ 82,904         $ (638,230)

    Change in unrealized gain on investment in
      securities available for sale                    (243,750)                                (450,750)
    Comprehensive net income (loss)                $   (467,038)             $ 23,695          $(367,846)       $  (638,230)


      The accompanying  notes are an integral part of these statements.


                        PIONEER COMMERCIAL FUNDING CORP.
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                                          1998                1997
Cash Flows from Operating Activities:
Net income (loss)                                                                        $ 82,904         $ (638,230)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization                                                              65,530             65,753
(Increase) decrease in --
    Mortgage warehouse loans receivable                                                (4,417,820)
    Loans held for resale                                                               2,552,234
    Accrued interest receivable                                                          (679,629)          (170,124)
    Prepaid expenses                                                                        8,053            140,506
    Other assets                                                                           (3,292)           258,202
Increase (decrease) in --
    Accrued interest payable                                                             (560,857)            90,056
    Due to mortgage banking companies                                                      398,567             87,019
    Accounts payable and accrued expenses                                                (128,055)          (173,473)
                                                                                       ------------      -------------
                                                                                       (2,765,269)       (15,456,067)
                                                                                       ------------      -------------
                                                                                       (2,682,365)       (16,094,297)
                                                                                       -----------       -------------
Cash Flows from Investing Activities:

Purchase of fixed assets                                                                 (249,745)           (29,093)

Investment in and advances to joint venture                                              (274,623)           (40,000)
Deposits on furniture and fixtures                                                        (57,578)                  -
                                                                                          --------            ---------
Net cash used in investing activities                                                    (581,946)           (69,093)
                                                                                          --------            -------

Cash Flows from Financing Activities:
Net increase (decrease) in borrowings used in
operations,
    net of issuance costs                                                                  367,029         14,582,690

Decrease in revolving line of credit and bridge financing                                                     (37,500)

Increase in deferred expenses                                                                2,356           (401,721)

Increase in convertible note
                                                                                                             1,800,000
Net proceeds from issuance of stock                                                         241,000          2,292,134
                                                                                           --------         -----------
Net cash (used) provided by                                                                 610,385         18,235,603
                                                                                          ---------        -----------

Net Increase (Decrease) in cash                                                          (2,653,926)         2,072,213

Cash and Cash Equivalents at the Beginning of the Period                                  2,972,845            355,293
                                                                                          ---------           ---------

Cash and Cash Equivalents at the End of the Period                                      $   318,919       $  2,427,506
                                                                                        -----------       -------------

Supplemental Disclosure of Cash Flow Information:
    Interest paid                                                                       $ 2,319,816       $    117,005
    Income taxes paid                                                                   $     -                  3,169
                                                                                        ------------       ------------
Non Cash Financing Activities
Cost of equity offering paid in prior years                                             $      -               315,039
                                                                                        -------------       ------------
    The accompanying  notes are an integral part of these statements.


                        PIONEER COMMERCIAL FUNDING CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                              Additional                             Unrealized            Total
                                            Common             Paid-in           Accumulated          Gain on          Stockholders'
                                            Stock              Capital             Deficit           Securities            Equity

Balance December 31, 1997                  54,423           $ 14,316,952         $(8,777,037)        $ 807,000         $  6,401,338

Issuance of 100,000 shares of
Common Stock on January 21, 1998
converting November 26, 1997 options        1,000                240,000                                                    241,000

Change in unrealized gain on
investment in securities available
for sale                                                                                               (450,750)           (450,750)

Net Income for period                                                                 82,904                                 82,904
                                         -----------          ---------------     -------------        ------------       ---------
Balance at June 30, 1998                    55,423           $  14,556,952       $ (8,694,133)         $ 356,250         $6,274,492
                                         -----------          ----------------    -------------        ------------      ----------

       The accompanying  notes are an integral part of these statements.

                       PIONEER COMMERCIAL FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements for Pioneer Commercial Funding Corp. (the Company) contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of its financial position as of June 30, 1998, the results of operations for three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997. The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

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

2.  LOANS HELD FOR RESALE

The Company, in accordance with its loan and security agreement, took possession from a customer in the process of liquidating under Chapter 7 of the Bankruptcy Code, 37 loans it funded having an aggregate value of $4.5 million. The Company has a perfected interest in the loans and sold 20 of the loans in June at a net discount of $72,070. An additional 12 loans, with original loan amounts of $1,146,822, were sold on July 1, 1998 at a premium. The 17 loans unsold at June 30, 1998 with an original loan amount of $1,844,938, together with holdback receivable on the sold loans, are held at the lower of cost or market, which includes a reserve of $149,000.

3.  RECEIVABLE FOR LOANS SHIPPED

During October 1997 the Company warehoused $1.7 million in mortgages for the same customer as described in Note 2 above, who used a third party conduit to sell its loans to an investor. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor mis-wired the funds to the conduit's bank. The conduit's bank has refused to return the funds. The Company is taking actions, including legal action, to collect the funds. In addition the company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. Although it is impossible to assess with accuracy the ultimate outcome of this matter, management is confident that it will recover the funds from either the bank or the third party guarantors.

4.   INVESTMENT IN AND ADVANCES TO PIONEER HOME FUNDING

On April 16, 1997 the Company entered into a joint venture agreement with Maryland Financial Corporation (AMFC@) to form Pioneer Home Funding, LLC, a California Limited Liability Company, (APHF@). The Company accounts for this investment on the equity method. The agreement provides that the Company and MFC would maintain 80% and 20% ownership interests, respectively, in PHF. An amendment to the agreement was made on October 31, 1997. This amendment provides that the Company would contribute $40,000 for a 20 percent interest in PHF. In addition, the Company may from time to time, at its option, make loans to PHF as needed. Under this agreement the Company has the option to convert loans made to PHF into an 80% interest in PHF. As of June 30, 1998, the Company has advanced as a loan receivable $474,100.

5.  INVESTMENT IN FIDELITY FIRST MORTGAGE CORP. (FFIR)

On July 7, 1997 the Company purchased 300,000 shares at $.75 per share of Fidelity First Mortgage Corp., NASDAQ (FFIR) for a total investment of $225,000. FFIR shares closed on June 30, 1998 at $1.9375 per share. Fidelity First Mortgage is based in Columbia, Maryland and funds conforming and non-conforming single family residential mortgages in Maryland, Virginia, Delaware, Florida, North and South Carolina.

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



7.   SUBSEQUENT EVENTS

On July 31, 1998 Bank One extended its line of credit agreement to the Company through August 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  General

On February 28,1997, the Company completed a private placement of securities with eight investors who invested an aggregate of $4 million in the Company in consideration for 2.2 million shares of Common Stock and $1.8 million principal amount of convertible promissory notes of the Company. The Convertible Notes were converted into 1.8 million shares of Common Stock on May 9, 1997. On November 26, 1997 a private investor purchased an option for $9,000 to acquire 100,000 common shares at $2.41 per share. On January 21, 1998 the option was exercised and 100,000 common shares were issued for a purchase price of $241,000.

Since March of 1997, the Company has had a credit agreement with Bank One, Texas, N.A. (Bank One). Pursuant to the Credit Agreement, most recently amended July 31, 1998, Bank One provides the Company with a $60,000,000 revolving line of credit. As collateral security for its indebtedness to Bank One under the Credit Agreement, the Company has granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loans funded by the Company with proceeds of the Bank One credit line and all mortgages or other forms of collateral securing the funding of such loans. In addition, Leedan Business Enterprise Ltd., a 49.2% shareholder of the Company, has guaranteed Bank One, that it will maintain the Company's net worth (including subordinated debt) at a minimum level of $8 million, up to an additional investment or loan of $2 million.

Results  of Operations

   Six Month Period Ended June 30, 1998 Compared with the Six Month Period Ended June 30, 1997.

Revenues. During the six month period ended June 30, 1998 revenues increased to $3,941,816 compared to $518,902 for the six month period ended June 30, 1997. The volume of loan fundings during the six month periods ended June 30, 1998 and 1997 totaled approximately $265 million and $52 million respectively. Such increases in revenues, loan funding, interest and processing fees were due to the increase in loan activity experienced by the Company during the latter period.

During the six month period ended June 30, 1998, the Company financed a total of 4,550 loans totaling $264,616,522 with a weighted average principal amount of $58,157 for an average duration of 33 days per borrowing which amounts included 4,435 loans funded through bank borrowings aggregating $260,636,307 in weighted average principal amounts of $58,768. During the six month period ended June 30, 1997, the Company financed a total of 922 loans totaling $71,239,216 with a weighted average principal amount of $77,266 for a duration of 21 days per borrowing which amounts included 615 loans funded through bank borrowings aggregating $51,905,933 in weighted average principal amounts of $84,400.

Interest and Fee Costs. During the six month periods ended June 30, 1998 and 1997, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $2,394,409 and $240,226, respectively. The increase in interest expense and bank fees was due to an increase in the use of the Company's bank credit facility engendered by the above-described increase in loan activity.

Other Operating Expenses. The Company's other operating expenses of $1,060,831 during the six month period ended June 30, 1998 consisted primarily of salary and benefits of $488,156; accounting and legal fees of $115,520; rent of $103,712; depreciation of $65,530 and travel of $44,081. The Company's compensation and operating expenses of $502,868 during the six month period ended June 30, 1997 consisted primarily of salaries and benefits of $146,753 and legal and accounting fees of $144,089. The increase in compensation and operating expenses for the six month period ended June 30, 1998 are due to the increase in lending activity.

Net Income Versus Net Loss. During the six month period ended June 30, 1998 the Company earned net income of $82,904 primarily as a result of the addition of the Bank One line of credit facility and the increase in the Company's customer base. The combination of these two factors in conjunction with revised pricing allowed the Company to generate revenues sufficient to overcome the $382,000 of discounts, expenses and reserves recognized in the second quarter related to the disposition of stale loans. During the six month period ended June 30, 1997 the Company incurred a net loss of $638,230 as a result of the Company's lack of sufficient warehouse loan credit and customer base. In addition, increased costs of $446,576 associated with the professional, financial consulting and similar services which the Company incurred by reason of its change in status from a privately owned to a publicly held company also negatively impacted results for that period.

Three Month Period Ended June 30, 1998 Compared with the Three Month Period Ended June 30, 1997.

Revenues. During the three month period ended June 30, 1998 revenues increased to $1,919,009 compared to $415,879 for the three month period ended June 30, 1997. The volume of loan fundings during the three month periods ended June 30, 1998 and 1997 totaled approximately $134 million and $54 million, respectively. Such increases in revenues, loan funding, interest and processing fees were due to the increase in loan activity experienced by the Company during the latter period.

During the three month period ended June 30, 1998, the Company financed a total of 2,234 loans totaling $133,844,350 with a weighted average principal amount of $59,912 for an average duration of 33 days per borrowing which amounts included 2,226 loans funded through bank borrowings aggregating $133,540,090 in weighted average principal amounts of $59,991. During the three month period ended June 30, 1997, the Company financed a total of 727 loans totaling $54,675,444 with a weighted average principal amount of $75,207 for a duration of 17 days per borrowing which amounts included 544 loans funded through bank borrowings aggregating $45,858,000 in weighted average principal amounts of $84,298.

Interest and Fee Costs. During the three and six month periods ended June 30, 1998 and 1997, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $1,210,010 and $184,459, respectively. The increase in interest expense and bank fees was due to an increase in the use of the Company's bank credit facility engendered by the above-described increase in loan activity.

Other Operating Expenses. The Company's other operating expenses of $542,809 during the three month period ended June 30, 1998 consisted primarily of salary and benefits of $261,291; accounting and legal fees of $19,758; rent of $59,654; depreciation of $51,646 and travel of $15,645. The Company's operating expenses of $212,881 during the three month period ended June 30, 1997 consisted primarily of salaries and benefits of $88,298 and legal and accounting fees of $17,500. The increase in operating expenses for the three month period ended June 30, 1998 are due to the increase in lending activity.

Net Loss Versus Net Income. During the three month period ended June 30, 1998 the Company incurred a net loss of $223,288 primarily due to the recognition in the second quarter of losses related to the disposition of the above mentioned stale loans and a reserve for future estimated discounts and expenses related to the disposition of the remaining unsold stale loans and other stale warehouse loans totaling $382,000. During the three month period ended June 30, 1997 the Company earned a net income of $23,695 as a result of the introduction of the Bank One warehouse credit facility and the increase in customer base.

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

Dated: August 13, 1998