Form 10QSB/A
period 1998-06-30
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 1998-08-17
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                          FORM 10-QSB/A



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

3.  RECEIVABLE FOR LOANS SHIPPED

During October 1997 the Company warehoused $1.7 million in mortgages for the same customer as described in Note 2 above, who used a third party conduit to sell its loans to an investor. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor mis-wired the funds to the conduit's bank. The conduit's bank has refused to return the funds. The Company is taking actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Banc One Texas, N.A., has joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. Although it is impossible to assess with accuracy the ultimate outcome of this matter, management is confident that it will recover the funds from either the bank or the third party guarantors.

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

Dated: August 17, 1998