Form 10QSB
period 1998-09-30
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 1998-11-20
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                                                    Washington, D.C. 20549

                                                          FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1998

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

         There  were  5,542,272   shares  of  the   registrant's   common  stock
outstanding as of November 18, 1998.







Part I            Financial Information
         Item 1 - Financial Statements

                                                PIONEER COMMERCIAL FUNDING CORP.
                                                       BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------
                                                                               September 30              December 31
                                                                                   1998                     1997
                                                                               (unaudited)              _____________
                                  ASSETS
    Cash and cash equivalents                                                   $  3,598,666      $        2,972,845
    Mortgage warehouse loans receivable, net of allowance for loan losses         30,608,161              47,291,076
    Loans held for resale, net of allowance for loan losses                          795,990               4,504,231
    Receivable for loans shipped                                                   1,716,969               1,716,969
    Accrued interest and fee receivable                                            1,224,442                 930,656
    Prepaid and other assets                                                         149,055                  99,907
                                                                                 --------------
        Total Current Assets                                                      38,093,283              57,515,684
                                                                               ----------------------
    Fixed Assets
        Furniture and equipment                                                      247,828                 119,882
        Proprietary computer software                                                551,114                 535,645
        Leasehold improvements                                                       151,855                  26,855
                                                                                    --------                ---------
                                                                                     950,797                 682,382
        Less accumulated depreciation and amortization                               555,383                 448,853
                                                                                    --------                -------
            Net Fixed Assets                                                         395,414                 233,529
                                                                                    ---------                --------
    Investment securities available for sale                                         581,250               1,032,000
    Deposits on furniture and equipment                                              378,838                 321,260
    Other assets                                                                     762,923                 484,130
                                                                               ------------------------  ---------------------
            Total Assets                                                          $ 40,211,708            $59,586,603
                                                                                 ==============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities:
        Mortgage warehouse loans payable                                            31,229,039             50,056,160
        Accounts payable and accrued expenses                                           94,337                362,869
        Accrued interest and fees                                                      612,356              1,047,132
        Due to mortgage banking companies                                              517,682                629,421
        Accrued taxes based on income                                                     (829)                  -
        Deferred loan fees                                                              29,000                 29,000
        Deferred legal fees                                                             64,217                 60,683
                                                                               -------------------------
            Total Current Liabilities                                               32,545,802             52,185,265
                                                                               ----------------------
    Subordinate debt                                                                 1,726,000               1,000,000
                                                                               -----------------------
            Total Liabilities                                                       34,271,802              53,185,265
                                                                               ----------------------



    Commitments & Contingencies:
    Stockholders' Equity:
    Common stock                                                                       55,423                  54,423
    Additional paid-in capital                                                     14,556,952              14,316,952
    Accumulated deficit                                                            (9,028,719)             (8,777,037)
    Accumulated other comprehensive income-
    Unrealized gain on investment securities                                          356,250                 807,000
                                                                               ------------------------
    Total Stockholders' Equity                                                      5,939,906               6,401,338
                                                                               -----------------------
    Total Liabilities and Stockholders' Equity                                  $  40,211,708       $      59,586,603
                                                                               =====================      =================
       The accompanying notes are an integral part of these statements.
---------------------------------------------------------------------------------------------------------------------

                                                   PIONEER COMMERCIAL FUNDING CORP.
                                                     STATEMENTS OF OPERATIONS
                                                            (unaudited)

                                                             Three Months   Ended                   Nine Months      Ended

                                                                 September 30                           September    30
Income:                                                       1998                1997                 1998                1997
                                                             ------              ------               ------              -----
Interest income                                         $ 1,051,828              $614,901       $  3,740,403          $  985,147
Commissions and facility fees                                42,895                28,244            184,991              55,819
Processing fees                                             414,690               306,719          1,525,835             427,800
                                                       ------------------------------------------------------------- ------------
    Total Income                                          1,509,413               949,864          5,451,229          1,468,766
                                                       -------------------- --------------------- -----------------  ------------
Interest and Fee Costs:
Interest expense-warehouse and lines of credit              863,730               467,355          3,129,351             687,385
Bank charges and facility fees                               37,500                 4,591            112,500              13,819
Bank processing fees                                         20,131                20,532             73,919              31,500
                                                       --------------------------------------------------------------------------
    Total Interest and Fee Costs                            921,361               492,478          3,315,770             732,704
                                                       ------------------------------------------------------------- -------------
Net interest and fee income                                 588,052              457,386          2,135,459             736,062
Loan loss provision                                         362,929                  -              745,401                 -
                                                       ---------------------
                                                            225,123             457,386            1,370.058            736,062
                                                            -------
Other Operating Expense:
Compensation and benefits                                   302,647              113,269             790,803            260,022
Depreciation and amortization                                51,000               29,662            116,530              95,415
Professional fees                                            21,751               33,146            127,271             177,235
Utilities                                                    12,447                9,878             39,470              25,151
Rent                                                         60,186               10,644            163,898              23,712
Repairs and maintenance                                       4,590                5,034             12,571              13,535
Other                                                       134,877              126,149             397,786            235,580
                                                           ---------------- ---------------------------------------- ------------
    Total Other Operating Expenses                          587,498              327,782          1,648,329             830,650
                                                           ---------------- ---------------------------------------- ------------
    Income (loss) from operations                          (362,375)              129,604          (258,271)            (94,588)
                                                       --------------------
Other Income and (Expense):
Interest income - other                                      20,129               38,271              61,285             55,490
Interest expense-other                                       (1,511)              (1,178)             (3,867)            (3,534)
Miscellaneous income                                           -                    -                    -               18,800
Non-operating expense                                          -                    -                (50,000)          (446,576)
                                                       --------------------------------------------------------------------------
    Total other income and (expense)                         18,618               37,093               7,418           (375,820)
                                                       --------------------------------------------------------------------------
    Income (loss) before taxes based on income             (328,757)              166,697           (550,853)          (470,408)
Provision for taxes based on income                          (9,171)                1,149                  829            2,274
                                                       --------------------------------------------------------------------------
    Net Income (Loss)                                 $    (334,586)      $       165,548      $    (251,682)    $    (472,682)
                                                       ==========================================================================

Basic and Diluted Income (Loss)
    Per Share of Common Stock                          $     (0.060) $              0.030$            (0.045) $          (0.115)
                                                       ==========================================================================

Weighted Average Number of Shares                         5,542,272            5,442,272           5,534,580          4,116,265
                                                       ==================== ======================================== ============




   The accompanying  notes are an integral part of these statements.


                                                 PIONEER COMMERCIAL FUNDING CORP.
                                                STATEMENTS OF COMPREHENSIVE INCOME
                                                            (unaudited)



                                                             Three Months   Ended                      Nine Months   Ended
                                                                September   30                           September   30
                                                              1998                 1997                1998                1997
                                                             ------



Net income (loss)                                       $        (334,586)   $          165,548        $  (251,682)   $    (472,682)

Change in unrealized gain on investment in
  securities available for sale                                                                            (450,750)


Comprehensive net income (loss)                         $        (334,586)   $          165,548         $ (702,432)    $   (472,682)
                                                       -------------------



      The accompanying  notes are an integral part of these statements.


                                                 PIONEER COMMERCIAL FUNDING CORP.
                                                      STATEMENT OF CASH FLOWS
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                            (unaudited)

                                                                                                       1998                1997
                                                                                                       -----
Cash Flows from Operating Activities:
Net income (loss)                                                                                $        (251,682)   $    (472,682)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization                                                                              116,530           95,415
(Increase) decrease in --
    Mortgage warehouse loans receivable                                                                 16,682,915      (15,754,006)
    Loans held for resale                                                                                3,708,241
    Accrued interest receivable                                                                           (293,786)        (170,124)
    Prepaid expenses                                                                                       (49,148)         140,506
    Other assets                                                                                            (4,170)         258,202
Increase (decrease) in --
    Accrued interest payable                                                                               (434,776)         90,056
    Due to mortgage banking companies                                                                      (111,739)         87,019
    Accounts Payable and Accrued Expenses                                                                  (279,361)       (173,473)
                                                                                                --------------------

Net Cash provided (used) by operating activities                                                        19,083,024      (15,899,087)
                                                                                                -------------------

Cash Flows from Investing Activities:
Purchase of fixed assets                                                                                   (268,415)        (29,093)
Investment in and advances to joint venture                                                                (274,623)        (40,000)
Deposits on furniture and fixtures                                                                           (57,578)           -
                                                                                                ---------------------
Net cash used in investing activities                                                                      (600,616)        (69,093)
                                                                                                --------------------

Cash Flows from Financing Activities:
Net increase (decrease) in borrowings used in operations,
    net of issuance costs                                                                             (18,827,121)       14,582,690
Decrease in revolving line of credit and bridge financing                                                                  (37,500)
Increase in deferred expenses                                                                               3,534         (401,721)
Increase in convertible note                                                                              726,000         1,800,000
Net proceeds from issuance of stock                                                                       241,000         2,292,134
                                                                                                ---------------------
Net cash (used) provided by financing activities                                                      (17,856,587)       18,235,603
                                                                                                ------------------

Net Increase in cash                                                                                      625,821         2,267,423

Cash and Cash Equivalents at the Beginning of the Period                                                2,972,845           355,293
                                                                                                --------------------

Cash and Cash Equivalents at the End of the Period                                               $       3,598,,666    $  2,622,716
                                                                                                ====================

Supplemental Disclosure of Cash Flow Information:
    Interest paid                                                                                $       3,750,546    $     450,056
    Income taxes paid                                                                                        -                3,169
                                                                                                ============================

Non Cash Financing Activities
Cost of equity offering paid in prior years                                                      $          -          $    315,039
                                                                                                ====================== ====


 The accompanying  notes are an integral part of these statements.


                                          PIONEER COMMERCIAL FUNDING CORP.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                        SEPTEMBER 30, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements for Pioneer Commercial Funding Corp. (the Company) contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of September 30, 1998, the results of operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's December 31, 1997 audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1997 and for the year then ended included in the Company's filings on March 31, 1998 with the SEC on Form 10-KSB.


2.  LOANS HELD FOR RESALE

The Company in accordance with its loan and security agreement took possession from a customer in the process of liquidating under Chapter 7 of the Bankruptcy Code, 37 loans it funded having an aggregate value of $4.5 million. The Company has a perfected interest in the loans and sold 32 of the loans in June and July at a net discount of $72,070. The five loans unsold at September 30, 1998 with an original loan amount of $825,990, together with holdback receivable on the sold loans, are held at the lower of cost or market, which includes a reserve of $149,000.

3.  RECEIVABLE FOR LOANS SHIPPED

During October 1997 the Company warehoused $1.7 million in mortgages for the same customer as described in Note 2 above, who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank, Corestates Bank, N. A.. The investor mis-wired the funds to the conduit's bank. The conduit's bank has refused to return the funds. The Company is taking actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Bank One Texas, N.A. ("Bank One"), has joined the litigation as a co-plaintiff in support of the Company's position. In addition the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. Although it is impossible to assess with accuracy the ultimate outcome of this matter, management is confident that it will recover the funds from either the bank or the third party guarantors.

4.   INVESTMENT IN AND ADVANCES TO PIONEER HOME FUNDING

On April 16, 1997 the Company entered into a joint venture agreement with Maryland Financial Corporation ("MFC") to form Pioneer Home Funding, LLC, a California Limited Liability Company, ("PHF"). The Company accounts for this investment on the equity method. The agreement provides that the Company and MFC would maintain 80% and 20% ownership interests, respectively, in PHF. An amendment to the agreement was made on October 31, 1997. This amendment provides that the Company would contribute $40,000 for a 20 percent interest in PHF. In addition, the Company may from time to time, at its option, make loans to PHF as needed. Under this agreement the Company has the option to convert loans made to PHF into an 80% interest in PHF. As of September 30, 1998, the Company has advanced as a loan receivable $474,100.

5.  INVESTMENT IN FIDELITY FIRST MORTGAGE CORP. (FFIR)

On July 7, 1997 the Company purchased 300,000 shares at $.75 per share of Fidelity First Mortgage Corp., NASDAQ (FFIR) for a total investment of $225,000. FFIR shares closed on September 30, 1998 at $1.9375 per share. Fidelity First Mortgage is based in Columbia, Maryland and funds conforming and non-conforming single family residential mortgages in Maryland, Virginia, Delaware, Florida, North and South Carolina.



6.  LINE OF CREDIT AND CAPITAL MAINTENANCE AGREEMENT

On August 31, 1998 Bank One extended its line of credit to the Company through October 30, 1998 reducing the credit limit to $50 million. Effective June 30, 1998 Leedan Business Enterprise Ltd. ("Leedan"), a 49% owner of the Company entered into a Capital Maintenance Agreement with Bank One wherein Leedan will cause capital contributions or subordinated debt advances, up to $2 million, to be made to the Company in order to maintain an adjusted Company net worth of a least $8 million, upon official written request by Bank One. This agreement will continue in effect until the Company has paid its obligation to Bank One and Bank One terminates its commitment to supply the Company credit. (See also Note
9).

7.  SUBORDINATE DEBT

On November 26, 1997, the Company issued $1,000,000 in subordinated debt as part of a $4 million private placement. The private placement provided for a minimum purchase of $250,000 (1 unit) with each unit obtaining 7,500 Warrants that allow for the purchase of 7,500 shares. The exercise price of the shares is equal to the price of the Company's stock as of the date of issue of the subordinated debt. The Company has 30,000 Warrants outstanding (7,500 per unit for 4 units). The subordinated debt carries an interest rate of 10% per annum and matures on November 25, 2002. The Company's stock price on November 26, 1997 was $2.875 On September 11, 1998 three subordinated debt advances pursuant to the Leedan Capital Maintenance Agreement (note 6) were made to the Company totaling $726,000 secured by notes. The notes are due the later of December 11, 1998 or when a replacement for the Bank One lending facility is in place, with interest paid quarterly at 11% per annum.

8.  YEAR 2000 COMPUTER READINESS

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has two basic computer functions, accounting and collateral tracking. Date sensitive calculations such as fees and interest charges and due dates on loans comprising the Company's warehouse loans receivable and payable would be negatively effected if the accounting and collateral tracking systems were not compliant after the end of 1999. The Company, with the assistance of outside software contractors, is in the process of changing its accounting and collateral tracking computer systems from non-compliant systems run on AS400 hardware to a compliant system run on a Windows NT network. Final implementation of fully tested and operationally Y2K compliant systems is projected to be complete by the end of the first quarter of 1999. Cost incurred to date for computer system enhancement, which includes work flow technology and collateral document scanning for electronic storage as well as Y2K compliance, is approximately $350,000 which is included in equipment and software fixed assets. Additional cost to complete the project are expected to be less than $50,000. The Company's banks and lender have communicated that they will be Y2K compliant by the end of 1999. No other third party Y2K compliance is expected to have a material impact on the operations of the Company.

9.  SUBSEQUENT EVENTS

On October 30, 1998 the Company's line of credit with Bank One matured. The Company and Bank One continue to discuss the terms of the credit line extension. Bank One continues to fund the Company's mortgage loans on a discretionary basis up to $40 million.

In November 1998 the Company discovered that a customer mortgage banker borrowed $568,736 for the expressed purpose of funding 18 loans. The customer apparently commingled said loan funds with operating funds and ultimately such funds were not used to complete the loans. Accordingly, the loan collateral has diminished and $300,000 has been reserved as of September 30, 1998. The Company has enforceable guarantees from the customer's principals, an assigned certificate of deposit and UCC claims on the assets of the customer. However, at this time management is uncertain of the ultimate collectability of the guarantees. Management will pursue the Company's rights under the claims and guarantees to the full extent of the law.

In November 1998 the Company discovered that another customer mortgage banker borrowed $1,288,934 for the expressed purpose of funding 43 loans. The customer apparently commingled said loan funds with operating funds and ultimately such funds were not used to complete the loans. The Company has enforceable guarantees from the customer's principals, assigned certificate of deposit and UCC claims on the assets of the customer. One of the customer's guarantors is a stockholder of the Company. The stockholder guarantor has expressed interest in fulfilling the requirements of the guarantee and the financial ability to do so. The Company is negotiating terms of settlement of the amount due on the uncollateralized loans and accrued interest and fees thereon with the stockholder guarantor. Management is confident that the amount of the loans funded and the accrued interest and fees thereon will ultimately be collected.

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

From March of 1997 to October 30, 1998, the Company had a credit agreement with BankOne, Texas, N.A. (ABank One@). Pursuant to the Credit Agreement, most recently amended September 9, 1998, Bank One provided the Company with up to a $60,000,000 revolving line of credit. Subsequent to October 30, 1998 Bank One has agreed to continue to fund the Company's customer loans on a discretionary basis up to $40 million while the Company obtains a replacement line of credit. As collateral security for its indebtedness to Bank One under the Credit Agreement, the Company has granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loans funded by the Company with proceeds of the Bank One credit line and all mortgages or other forms of collateral securing the funding of such loans. In addition, Leedan Business Enterprise Ltd., a 49.2% shareholder of the Company, has guaranteed Bank One, that it will maintain the Company's net worth (including subordinated debt) at a minimum level of $8 million, up to an additional investment or loan of $2 million.


Results  of Operations

   Nine Month Period Ended September 30, 1998 Compared with the Nine Month Period Ended September 30, 1997.

Revenues. During the nine month period ended September 30, 1998 revenues increased to $5,451,229 compared to $1,468,766 for the nine month period ended September 30, 1997. The volume of loan fundings during the nine month periods ended September 30, 1998 and 1997 totaled approximately $378 million and $183 million respectively. Such increases in revenues, loan funding, interest and processing fees were due to the increase in loan activity experienced by the Company during the latter period.

During the nine month period ended September 30, 1998, the Company financed a total of 6,400 loans totaling $378,626,955 with a weighted average principal amount of $59,160 for an average duration of 34 days per borrowing which amounts included 6,264 loans funded through bank borrowings aggregating $373,352,488 in weighted average principal amounts of $59,603. During the nine month period ended September 30, 1997, the Company financed a total of 2,666 loans totaling $183,463,720 with a weighted average principal amount of $68,816 for a duration of 19 days per borrowing which amounts included 2,228 loans funded through bank borrowings aggregating $161,220,552 in weighted average principal amounts of $72,361.

Direct Costs. During the nine month periods ended September 30, 1998 and 1997, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $3,315,770 and $732,704, respectively. The increase in interest expense and bank fees was due to an increase in the use of the Company's bank credit facility engendered by the above-described increase in loan activity.

Other Operating Expenses. The Company's other operating expenses of $1,648,629 during the nine month period ended September 30, 1998 consisted primarily of salary and benefits of $790,803; accounting and legal fees of $127,271; rent of $163,898 and depreciation of $116,530. The Company's other operating expenses of $830,650 during the nine month period ended September 30, 1997 consisted primarily of salaries and benefits of $260,022 and legal and accounting fees of $177,235. The increase in other operating expenses for the nine month period ended September 30, 1998 are due to the increase in lending activity.

Net Loss Versus Net Loss. During the nine month period ended September 30, 1998 the Company incurred a net loss of $251,682 primarily as a result of the $745,401 reserves recorded to reflect management's estimate of the uncollectability of stale warehouse loans and certain other undercollateralized loans. During the nine month period ended September 30, 1997 the Company incurred a net loss of $472,682 primarily as a result of increased costs of $446,576 associated with the professional, financial consulting and similar services which the Company incurred by reason of its change in status from a privately owned to a publicly held company.


Three Month Period Ended September 30, 1998 Compared with the Three Month Period Ended September 30, 1997.

Revenues. During the three month period ended September 30, 1998 revenues increased to $1,509,413 compared to $949,864 for the three month period ended September 30, 1997. The volume of loan fundings during the three month periods ended September 30, 1998 and 1997 totaled approximately $114 million and $112 million, respectively. Such increases in revenues, loan funding, interest and processing fees were due to the increase in loan duration experienced by the Company during the latter period.

During the three month period ended September 30, 1998, the Company financed a total of 1,851 loans totaling $114,122,403 with a weighted average principal amount of $61,654 for an average duration of 32 days per borrowing which amounts included 1,830 loans funded through bank borrowings aggregating $112,828,150 in weighted average principal amounts of $61,655. During the three month period ended September 30, 1997, the Company financed a total of 1,749 loans totaling $112,260,409 with a weighted average principal amount of $64,185 for a duration of 17 days per borrowing which amounts included 1,606 loans funded through bank borrowings aggregating $107,223,199 in weighted average principal amounts of $66,764.

Direct Costs. During the three and nine month periods ended September 30, 1998 and 1997, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $921,361 and $492,478, respectively. The increase in interest expense and bank fees was due to an increase in the use of the Company's bank credit facility engendered by the above-described increase in loan duration.


Other Operating Expenses. The Company's other operating expenses of $587,498 during the three month period ended September 30, 1998 consisted primarily of salary and benefits of $302,647; accounting and legal fees of $21,751; rent of $60,186 and depreciation of $51,000. The Company's operating expenses of $327,782 during the three month period ended September 30, 1997 consisted primarily of salaries and benefits of $113,269 and legal and accounting fees of $33,146. The increase in operating expenses for the three month period ended September 30, 1998 are due to the increase in lending activity.

Net Loss Versus Net Income. During the three month period ended September 30, 1998 the Company incurred a net loss of $334,586 primarily due to the $362,929 reserve for estimated losses due to under collateralized loans. During the three months the Company's volume of business was reduced as a result of the tightening of investor cash available for customer loans, particularly "125" loans which previously comprised a substantial portion of the number of loans funded by the Company. 125 loans are bill consolidation loans with high loan to value ratios that are more dependant on the borrower's credit than the underlying real estate value. Loss from operations for the three months ended September 30, 1998 of $362,375 compared to operating income of $129,604 as a result of the aforementioned reserves and reduced volume of business in the third quarter of 1998 versus the expansion of business in the third quarter of 1997. During the three month period ended September 30, 1997 the Company earned a net income of $165,548 as a result of the introduction of the Bank One warehouse credit facility and the increase in customer base.

Liquidity and Capital Resources.
At September 30, 1998 the Company had cash of $3,598,666, working capital of $5,547,481 and a current ratio of 1.17 to 1. At the Company's year end of December 31, 1997, it reflected cash of $2,972,845, working capital of $5,330,419 and a current ratio of 1.1 to 1.

Cash Flow.
During the nine months ended September 30, 1998 the Company was able to provide $625,821 net increase in cash flows, primarily as a result of reducing loans receivable. For the nine months ended September 30, 1997, the Company generated $2,267,423 of net cash primarily due to borrowings, issuances of stock and convertible notes.

The Company believes that its cash flows from operations and continuing lines of credit will be sufficient to meet its financing requirements for at least the next twelve month period.

Other:
This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," "intend" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, the risk of delay in product development and release dates and acceptance of , and demand for, the Company's products.


Part II           Other Information

     Item 6       Exhibits and Reports on Form 8-K

     (a)          Exhibits

                  The following document has been filed exclusively with the Securities and Exchange Commission:

Exhibit No.                                 Description

     27                                     Financial Data Schedule

     (b)          Reports on Form 8-K

                  The Company filed an 8-K on November 4, 1998 reporting changes in Certifying Accountant.

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

Dated: November 20, 1998