Form 10QSB/A
period 1998-09-30
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 1998-11-25
CIK 867713

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
                                                                               =====================      =================
       The accompanying notes are an integral part of these statements.
---------------------------------------------------------------------------------------------------------------------

                                                   PIONEER COMMERCIAL FUNDING CORP.
                                                     STATEMENTS OF OPERATIONS
                                                            (unaudited)

                                                             Three Months   Ended                   Nine Months      Ended

                                                                 September 30                           September    30
Income:                                                       1998                1997                 1998                1997
                                                             ------              ------               ------              -----
Interest income                                         $ 1,051,828              $614,901       $  3,740,403          $  985,147
Commissions and facility fees                                42,895                28,244            184,991              55,819
Processing fees                                             414,690               306,719          1,525,835             427,800
                                                       ------------------------------------------------------------- ------------
    Total Income                                          1,509,413               949,864          5,451,229          1,468,766
                                                       -------------------- --------------------- -----------------  ------------
Interest and Fee Costs:
Interest expense-warehouse and lines of credit              863,730               467,355          3,129,351             687,385
Bank charges and facility fees                               37,500                 4,591            112,500              13,819
Bank processing fees                                         20,131                20,532             73,919              31,500
                                                       --------------------------------------------------------------------------
    Total Interest and Fee Costs                            921,361               492,478          3,315,770             732,704
                                                       ------------------------------------------------------------- -------------
Net interest and fee income                                 588,052              457,386          2,135,459             736,062
Loan loss provision                                         362,929                  -              745,401                 -
                                                       ---------------------
                                                            225,123             457,386            1,370.058            736,062
                                                            -------
Other Operating Expense:
Compensation and benefits                                   302,647              113,269             790,803            260,022
Depreciation and amortization                                51,000               29,662            116,530              95,415
Professional fees                                            21,751               33,146            127,271             177,235
Utilities                                                    12,447                9,878             39,470              25,151
Rent                                                         60,186               10,644            163,898              23,712
Repairs and maintenance                                       4,590                5,034             12,571              13,535
Other                                                       134,877              126,149             397,786            235,580
                                                           ---------------- ---------------------------------------- ------------
    Total Other Operating Expenses                          587,498              327,782          1,648,329             830,650
                                                           ---------------- ---------------------------------------- ------------
    Income (loss) from operations                          (362,375)              129,604          (258,271)            (94,588)
                                                       --------------------
Other Income and (Expense):
Interest income - other                                      20,129               38,271              61,285             55,490
Interest expense-other                                       (1,511)              (1,178)             (3,867)            (3,534)
Miscellaneous income                                           -                    -                    -               18,800
Non-operating expense                                          -                    -                (50,000)          (446,576)
                                                       --------------------------------------------------------------------------
    Total other income and (expense)                         18,618               37,093               7,418           (375,820)
                                                       --------------------------------------------------------------------------

    Income (loss) before taxes based on income             (343,757)              166,697           (250,853)          (470,408)
Provision for taxes based on income                          (9,171)                1,149                  829            2,274

                                                          --------------------------------------------------------------------------
    Net Income (Loss)                                 $    (334,586)      $       165,548      $    (251,682)    $    (472,682)
                                                       ==========================================================================

Basic and Diluted Income (Loss)
    Per Share of Common Stock                          $     (0.060) $              0.030$            (0.045) $          (0.115)
                                                       ==========================================================================

Weighted Average Number of Shares                         5,542,272            5,442,272           5,534,580          4,116,265
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


                                                 PIONEER COMMERCIAL FUNDING CORP.
                                                      STATEMENT OF CASH FLOWS
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                            (unaudited)

                                                                                                       1998                1997
                                                                                                       -----
Cash Flows from Operating Activities:
Net income (loss)                                                                                $        (251,682)   $    (472,682)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization                                                                              116,530           95,415
(Increase) decrease in --
    Mortgage warehouse loans receivable                                                                 16,682,915      (15,754,006)
    Loans held for resale                                                                                3,708,241
    Accrued interest receivable                                                                           (293,786)        (170,124)
    Prepaid expenses                                                                                       (49,148)         140,506
    Other assets                                                                                            (4,170)         258,202
Increase (decrease) in --
    Accrued interest payable                                                                               (434,776)         90,056
    Due to mortgage banking companies                                                                      (111,739)         87,019
    Accounts Payable and Accrued Expenses                                                                  (279,361)       (173,473)
                                                                                                --------------------

Net Cash provided (used) by operating activities                                                        19,083,024      (15,899,087)
                                                                                                -------------------

Cash Flows from Investing Activities:
Purchase of fixed assets                                                                                   (268,415)        (29,093)
Investment in and advances to joint venture                                                                (274,623)        (40,000)
Deposits on furniture and fixtures                                                                           (57,578)           -
                                                                                                ---------------------
Net cash used in investing activities                                                                      (600,616)        (69,093)
                                                                                                --------------------

Cash Flows from Financing Activities:
Net increase (decrease) in borrowings used in operations,
    net of issuance costs                                                                             (18,827,121)       14,582,690
Decrease in revolving line of credit and bridge financing                                                                  (37,500)
Increase in deferred expenses                                                                               3,534         (401,721)
Increase in convertible note                                                                              726,000         1,800,000
Net proceeds from issuance of stock                                                                       241,000         2,292,134
                                                                                                ---------------------
Net cash (used) provided by financing activities                                                      (17,856,587)       18,235,603
                                                                                                ------------------

Net Increase in cash                                                                                      625,821         2,267,423

Cash and Cash Equivalents at the Beginning of the Period                                                2,972,845           355,293
                                                                                                --------------------

Cash and Cash Equivalents at the End of the Period                                               $       3,598,666     $  2,622,716
                                                                                                ====================

Supplemental Disclosure of Cash Flow Information:
    Interest paid                                                                                $       3,750,546    $     450,056
    Income taxes paid                                                                                        -                3,169
                                                                                                ============================

Non Cash Financing Activities
Cost of equity offering paid in prior years                                                      $          -          $    315,039
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

Dated: November 25, 1998