Form 10KSB
period 1998-12-31
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 1999-04-15
CIK 867713

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the year ended December 31, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



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


         State issuer's revenues for its most recent fiscal year $6,414,161.

         As of March 1, 1999, there were 5,542,272 shares of the Registrant's common stock, $.01 par value, issued and outstanding of which 2,139,090 held by non-affiliates of the Issuer. Based on the closing price for shares of common stock on that date, the aggregate market value of the common stock held by non-affiliates of the Issuer was approximately $1,871,704. For purposes of the foregoing calculation only, all directors and executive officers of the Issuers have been deemed affiliates.

         (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed
by a court.  Yes       No

                                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. As of March 31, 1999 there were 5,542,272 shares of common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

         The following exhibits are incorporated by reference to the Registrant's Annual Report on Form 10KSB filed for the year ended December 31, 1998 or to the Company's Registration Statement on Form SB-2, Registration No. 33-82838 NY.




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

         3.2                        Certificate of Amendment of the Company's Certificate of
                                    Incorporation

         3.3                        Certificate of Amendment of Certificate of Incorporation of
                                    the Company

         3.4                        By-Laws of the Company

         10.1                       Credit Agreement between Bank One, Texas, N.A.
                                    and the Company

         10.3                       The Company's Non-Qualified Stock Option Plan




                                                      PART I


Item 1.           Description of the Business.

         General

                  Pioneer Commercial Funding Corp. ("Pioneer" or the "Company") is a mortgage warehouse lender providing short-term (generally 10-90 days with an average of 33 days per loan) financing to small and medium sized mortgage bankers who hold ("warehouse") mortgage loans which they originate pending the nonrecourse sale of such loans to institutional investor agencies in the secondary mortgage market such as the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), and the Federal Home Loan Mortgage Corporation ("FHLMC"); each one referred to herein as an "Agency") and/or accredited financial institutions such as banks, thrifts, insurance carriers and large mortgage bankers (each one and each Agency referred to herein as a "Financial Institution").

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

                  The Company derives its revenues from both the transaction-based fees that it charges its customers in connection with the loans it funds on their behalf and the interest rate spread between the yield paid by the Company to its financing sources for its borrowed funds, when applicable, and the interest rate charged by the Company for mortgage loans that it funds on behalf of its mortgage banking company customers. During the fiscal years ended December 31, 1997 and 1998 (the "1997 fiscal year" and "1998 fiscal year", respectively), such interest rate spread was generally 1.75% and 2.00%, respectively.

                  Transaction fees are determined pursuant to a schedule based upon the length of time between the funding of a loan by the Company and reimbursement of same by the Financial Institution. During the 1997 and 1998 fiscal years, the Company's customers were charged an initial fee of $80 to $190 upon funding of a loan. If the loan was repaid within 60 days of the funding date, additional fees were typically not earned by the Company on such loan. If such loan was not repaid within said period, the customer paid an additional fee of $300. Performance pricing incentives were also offered in the last quarter of 1998. Under this plan initial processing fees were reduced to $75 per loan for loans repaid in 30 days or less. An additional fee of $75 per loan was charged for loans held for 31 to 60 days. Standard stale loan fees were charged thereafter. In addition, a yearly facility fee ranges from 25 to 37.5 basis points based on the approved line of credit to such customer. In the event that the Company disburses funds to a title company in preparation for closing of a loan which thereafter does not close, only the initial fee, plus interest for the one to three days that it normally takes before such funds are returned by the title company to the Company, are charged by the Company to its customer.

         The Company's Bank One, Texas, N.A. Line of Credit.

                  As of March 31, 1997, the Company entered into a one year credit agreement (the "Credit Agreement") with Bank One, Texas, N.A. ("Bank
One"). Pursuant to the Credit Agreement, Bank One provided the Company with a $25,000,000 revolving line of credit (the "Bank One Credit Line") and the Company paid fees ranging from $17.50 to $12.50 per loan based on monthly loan volume. In addition, based on the type of the loan, the Company pays interest on advances made by Bank One at a variable rate ranging from 1/8% below to 1/8% above Bank One's prime rate of interest (the "Bank One Prime Rate"). The Bank One Prime Rate is the rate quoted from time to time by the Wall Street Journal as the base rate on corporate loans at large U.S. money center commercial banks
 . As collateral security for its indebtedness to Bank One under the Credit Agreement, the Company has granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loan funded by the Company with proceeds of the Bank One Credit Line and all mortgages or other forms of collateral securing the funding of such loans. On August 25,1997, Bank One amended the credit facility that it provides to the Company to $35,000,000. On September 26,1997 and December 12, 1997 the facility was increased to $50,000,000 and $60,000,000, respectively. On February 18, 1999, Bank One extended the Stated Termination date to April 30, 1999. The Company and Bank One are currently in discussions for an extension of at least a six month period. It is currently anticipated that such an extension may be granted. In addition, Bank One amended the total Principal Debt of Borrowings so that it may never exceed the lesser of either
(a) a $40,000,000 Commitment or (b) the sum of the Borrowing Base plus (i) through and including February 28, 1999, $15,000,000, (ii) thereafter through March 31, 1999, $10,000,000, and (iii) thereafter through April 30, 1999, $5,000,000.

                  Prior to the Credit Agreement with Bank One, the Company had a line of credit with United Mizrahi Bank ("UMB"). The UMB credit line was paid in full by the Company in February 1997.

         The Company's Mortgage Banking Company Customers

                  During the 1998 fiscal year, the Company funded 3,172 loans aggregating $172.6 million with the three largest customers, which accounted for 36.7% of its total fundings. The Company funded 893 loans aggregating $76.6 million for one customer, which accounted for 16.3% of the Company's fundings; 813 loans aggregating $53 million for the second customer, which accounted for 11.2% of the Company's fundings; and 1,466 loans aggregating $43 million funded for the third customer, which accounted for 9.2% of the Company's fundings.

                  During the nine months ended December 31, 1997, the Company funded 1,840 loans aggregating $134.5 million with the three largest customers, which accounted for 43.2% of its total fundings. The Company funded 1,151 loans aggregating $66.8 million for one customer, which accounted for 21.5% of the Company's fundings; 487 loans aggregating $45.2 million for the second customer, which accounted for 14.5% of the Company's fundings; and 202 loans aggregating $22.5 million funded for the third customer, which accounted for 7.2% of the Company's fundings.

                  At December 31, 1998, the Company had 39 mortgage banking customers. During the year ended December 31, 1998, the Company funded 7,569 mortgage warehouse loans for an aggregate dollar volume of $470 million.

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

                  On or shortly before expiration of the Commitment Date, the Company delivers all promissory notes and mortgage instruments comprising the loans to be purchased pursuant to the Financial Institution's commitment to such Financial Institution. Upon receipt of such funds from the Financial Institution or the paying agent, the Company applies such funds against amounts due from the customer to repay the principal of the Company's warehouse loan to the customer and then remits the excess funds to the customer. By limiting the mortgage loans funded to those that conform to Financial Institution criteria, which define the prevalent standards for the entire secondary mortgage market, the Company reduces its overall financing risk to those mortgages which are the most liquid and readily acceptable by secondary mortgage market lenders.

                  Furthermore, the Company will have all of the data and documentation necessary to sell the loan to another Financial Institution if, for any reason, a Financial Institution refuses to accept and pay for a loan subsequent to the closing thereof.

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

                  The CTS programs, which include all phases of the Company's mortgage financing operations, have been modified and altered over time so that they meet the Company's evolving business requirements. CTS was first developed in 1987 by principals of the Predecessor. In the year ended December 31, 1998 and the nine months ended December 31, 1997, the Company invested approximately $15,469 and $52,235, respectively, for development and modification of the CTS to meet the Company's needs.
                                                         9

         The Year 2000 Issue.

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has two basic computer functions, accounting and collateral tracking. Date sensitive calculations such as fees and interest charges and due dates on loans comprising the Company's warehouse loans receivable and payable would be negatively effected if the accounting and collateral tracking systems were not compliant after the end of 1999. The Company, with the assistance of outside software contractors, is in the process of changing its accounting and collateral tracking computer systems from non-compliant systems run on AS400 hardware to a compliant system run on a Windows NT network. Final implementation of fully tested and operationally Y2K compliant systems is projected to be complete by the end of the second quarter of 1999. Cost incurred to date for computer system enhancement, which includes work flow technology and collateral document scanning for electronic storage as well as Y2K compliance, is approximately $350,000 which is included in equipment and software fixed assets. Additional costs to complete the project are expected to be less than $100,000. The Company's banks and lender have communicated that they will be Y2K compliant by the end of 1999. No other third party Y2K compliance is expected to have a material impact on the operations of the Company.

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

         Mortgage Banking Operations

                  On April 16, 1997, the Company entered into a joint venture agreement with Maryland Financial Corporation ("MFC") to form Pioneer Home Funding, LLC, a California limited liability company ("PHF"). The Company accounts for this investment on the equity method. The agreement provides that the Company and MFC would maintain a 80 percent and a 20 percent ownership interest, respectively. An amendment to the agreement was made on October 31, 1997. This amendment provides that the Company would contribute $40,000 for a 20 percent interest in PHF. In addition, the Company may from time to time make loans to PHF as needed. Under this agreement the Company has the option to convert loans made to PHF into an 80 percent interest in PHF. For the nine months ended December 31, 1997 and the year ended December 31,1998 the Company has made advances to PHF and is reflecting a receivable (included in other assets on the balance sheet) totaling $224,476 and $275,344, respectively. At December 31, 1998, the Company has recorded a reserve aggregating $110,000 against this receivable due to the financial condition of PHF.

         Competition.

                  The business of originating and financing the origination of residential mortgage loans is highly competitive. In order to obtain qualified residential mortgage loans from small to medium sized originating mortgage bankers, the Company competes with national, regional and local commercial banks and mortgage banking companies who engage in mortgage loan warehouse lending that have longer operating histories and significantly greater resources than those of the Company in providing multi-state, computer-based bridge financing of residential mortgage loans. In recent years, a declining interest rate environment favorable to mortgage loan originations has existed. During the period 1997-1998, larger, established mortgage banking companies have formed mortgage warehouse divisions. The Company believes that as an independent warehouse lender, it can effectively compete by adjusting to an ever-changing mortgage market while providing a high-quality service through experienced management and information provided to the Company's customers through the CTS.

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

         Employees

         At December 31, 1998 the Company employed 18 full-time employees. None of the employees of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2.           Property

                  On October 17,1997, the Company entered into a ten year lease to rent 6,846 square feet on the sixteenth floor of an office building at 21700 Oxnard Street, Woodland Hills, California. The monthly base rent during year one through five is $13,692 and for years six through ten is $15,745.

Item 3.           Legal Proceedings.

                  During October 1997 the Company warehoused $1.7 million in mortgages for a customer who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor mis-wired the funds to the conduit's bank, Corestates Bank, N.A. the conduit's bank has refused to return the funds. The Company commenced legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Bank One Texas, N.A. ("Bank One"), has joined the litigation as a co-plaintiff in support of the Company's position. In addition the company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. Although it is impossible to determine the ultimate outcome of this matter, management believes that it will recover the funds.


Item 4.           Submission of Matters to a Vote of Security Holders.

         None.

                                                      PART II

Item 5.           Market for Common Stock and Related Stockholder Matters.

                  The Common Stock issued by the Company in connection with the IPO has been listed on the Nasdaq SmallCap Market since August 14, 1996 under the symbol "PCFC". The following table sets forth below the high and low sale prices for the Common Stock for the periods indicated:

         Quarter Ended                                High             Low
         -------------                                ----            ---
         March 31, 1997                        $   3.00               $ 0.78
         June 30, 1997                         $   2.50               $ 1.25
         September 30, 1997                    $   2.8125             $ 1.875
         December 31, 1997                     $   2.875              $ 1.50
         March 31, 1998                        $   2.6875             $ 1.75
         June 30, 1998                         $   3.25               $ 1.875
         September 30, 1998                    $   2.4375             $ 1.25
         December 31, 1998                     $   2.25               $  .25

         As of December 31, 1998, there were 23 record holders of the Common Stock.

         Dividend Policy and Restrictions on Payment of Dividends.

                  The Company has never paid cash dividends on its Common Stock. Furthermore, the provisions of the plan of reorganization (the "POR") pertaining to the Predecessor's emergence from bankruptcy prohibit the Company from paying any dividends to its common shareholders until the sum of $1,350,000 shall have been paid to the Predecessor's pre-bankruptcy unsecured creditors. As of December 31, 1998, no payment to the unsecured creditors has been made. Further, in accordance with the POR, the Predecessor became obligated to pay certain portions of its net income in satisfaction of said payment obligation to its pre-bankruptcy creditors. Upon consummation of the Merger, the Company became obligated, by operation of law, to comply with such payment obligation and dividend payment prohibition, among other operating restrictions. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future as it intends to retain future earnings to finance the growth of the business. The payment of future cash dividends on the Common Stock will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Board of Directors.

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

The Company did not engage in any substantial mortgage warehouse lending activities from the time it emerged from bankruptcy through March 31, 1997. During the nine months ended December 31, 1997 the Company significantly increased its financing facility and began the process of evaluating many new customer relationships. On March 31, 1997 the Company entered into a credit agreement with Bank One. On August 25, 1997, Bank One amended the credit facility that it provided to the Company to $35,000,000. On September 26, 1997 and December 12, 1997 the facility increased to $50,000,000 and $60,000,000, respectively. The line of credit was reduced to $50,000,000 on October 1, 1998 and $40,000,000 on October 30, 1998.

                  As of December 31, 1997, the Company had 46 customers and during the nine months then ended had funded 4,824 loans with an aggregate value of $311 million.

                  As of December 31, 1998, the Company had 39 customers and had funded 7,569 loans with an aggregate value of $470 million.

         Results of Operation for Year Ended December 31, 1998 Compared to the Nine Month Period Ended December 31, 1997.

                  Revenues: The Company's revenues increased to $6,414,161 for the year ended December 31, 1998 from $3,115,750 for the nine month period ended December 31, 1997. This increase is attributable to the additional three months in the 1998 period, a continued increase in the volume of loans and an increase in the amount of borrowings outstanding during the period. The aggregate loan volume for the year ended December 31, 1998 was $470 million on 7,569 loans compared to $311 million on 4,824 loans for the nine month period ended December 31, 1997. During the year ended December 31, 1998, the average loan size was $62,095 with an average duration of 33 days compared to an average loan size of $64,879 with an average loan duration of 26 days for the nine month period ended December 31, 1997. Processing fees for the year ended December 31, 1998 increased to $1,752,390 from $842,654 for the nine month period ended December 31, 1997. Attending this increase in loan volume is the interest component of revenues (interest charged customers). Interest revenue increased to $4,424,386 for the year ended December 31, 1998 from $2,163,182 for the nine month period ended December 31, 1997.

                  Interest and Fee Costs: The Company's direct costs consist of interest and other charges that it pays to its revolving credit line provider. The Company's interest and fee charge for the year ended December 31, 1998 was $3,991,137 as compared to $1,737,215 for the nine months ended December 31, 1997. This increase is attributable to the increase in loan funding volume and the additional three months in the year ended December 31, 1998. The Company funded 7,397 loans for a total amount of $462 million through bank borrowings for the year ended December 31, 1998 compared to 4,448 loans for the nine month period ended December 31, 1997 with a total loan amount of $287 million.

                  The increase in average loan duration is primarily due to the shortage of liquid funds supplying the secondary market for subprime and high loan to value residential mortgage loans which occurred in the third and fourth quarters of 1998. Several major mortgage investors withdrew from the market. Others refused to honor their commitments at contracted prices and terms. This situation adversely affected several of the Company's customers as they were unable to sell loans under previously contracted terms. Accordingly, the Company's customers had to resell these loans to new investors who, as a result of the tight money supply, dramatically tightened their loan specification requirements and dropped their prices resulting in a significant slow down in loan turnover. This was especially true with high loan to value loans which comprised a large percentage of the Company's loan base. As a result of the above described tightening of the mortgage money supply, five of the Company's clients have downsized their operations in anticipation of exiting the mortgage origination business and in so doing have reduced resources available to perform the tasks required to effectively and timely resell their loans to new investors, further adding to the length of time such loans stay on the Company's line of credit.

Loan Loss Provision: The $1,016,450 loan loss provision for the year ended December 31, 1998 is due to the recognition of a discount on the sale of loans during the year and the accrual of a reserve for estimated losses on the future disposition of loans held for sale, mortgage warehouse loans and for uncollectible interest and fees receivable. The Company sold 32 of the 37 loans held for resale with an original loan value of $3,806,115 at a discount of $72,070. Management estimates that the remaining five loans held for resale may also sell at a loss. In addition, management estimates that certain other uncommitted mortgage warehouse loans belonging to customers described above may be sold at discounts significant enough that those customers may be unable to cover the shortage and pay all of the accrued interest and fees thereon. Accordingly, an estimate for these future losses has been reserved. No such provision was made in the nine month period ended December 31, 1997.

                  Other Operating Expenses: Other operating expenses increased to $2,597,223 in the year ended December 31, 1998 from $919,005 in the nine month period ended December 31, 1997. Compensation and benefits increased to $1,055,972 in the year ended December 31, 1998 from $370,077 in the nine month period ended December 31, 1997 due to the additional three months included in the year ended December 31, 1998 and the increase in employee strength required to process the additional volume of loans. The amount of time to process each loan from funding to repayment increased in 1998 due to the additional efforts required to insure loans met the more rigorous specifications of investors as a result of the tight money supply in the secondary market for high loan to value residential mortgages and to assist customers in their efforts to resell loans with unhonored commitments.

                  Depreciation expense increased to $202,530 in the year ended December 31, 1998 from $36,421 in the nine month period ended December 31, 1997. The fixed asset base upon which depreciation is determined increased from highly depreciated furniture, equipment and software in service in the nine month period ended December 31, 1997 while the Company resided in the Reseda location to a fixed asset base of virtually all new furniture, leasehold improvements, computer equipment and additional scanning software in the year ended December 31, 1998. Fixed assets increased to $1,374,179 from $682,382 and net fixed assets increased to $732,796 from $233,529 at December 31, 1998 from December 31, 1997.

                  Professional fees, which include accounting and legal fees, increased to $322,075 for the year ended December 31, 1998 from $127,136 for the nine month period ended December 31, 1997 primarily due to the additional costs attendant to the lawsuit, more fully described in Item 3, against Corestates Bank, N.A., American Financial Mortgage Corporation and Norwest Funding, Inc.

                  Rent expense increased to $210,591 for the year ended December 31, 1998 from $37,072 for the nine month period ended December 31, 1997 due to the move at the beginning of 1998 from the Reseda location with a base monthly rent of $2,178 per month to the Woodland Hills office with a $13,692 base monthly rent. During 1998 the Company was obligated on leases for both locations. The Reseda office was sublet to three lessees beginning in the last quarter of 1998.

         Net Loss Versus Net Income:

                  The Company incurred a net loss of $1,158,753 including a loan loss provision of $1,016,450, for the year ended December 31, 1998 compared to net income of $529,743 for the nine month period ended December 31, 1997. Depreciation and rent expense increases associated with the move from Reseda to Woodland Hills, which management considered necessary for the planned growth of the Company, had a negative effect on 1998 earnings. The investor tightening of loan specification requirements further increased the required processing time per loan in the second half of 1998 and the Company's reduction of processing fees in the last quarter of 1998 also had a negative effect on 1998 earnings.

         Cash Flows:

                  Operating Activities: In spite of a $1,158,753 loss for the year ended December 31, 1998, the Company generated $15 million from operating activities as a result of a reduction in warehouse mortgages receivable of $13 million and the sale of $4 million in loans held for resale. In the nine month period ended December 31, 1997 the Company utilized $50 million due to increases of $45 million of mortgage warehouse loans, $4.5 million of loans held for resale and $1.7 million of receivables for loans shipped.

                  Investing Activities: In 1998, $380,537 was invested in fixed assets and $199,625 was advanced to Pioneer Home Funding. In the nine month period ended December 31, 1997, $413,592 was invested in fixed assets, $264,476 was invested in Pioneer Home Funding and $225,000 was invested in Fidelity First Mortgage Corp.

                  Financing Activities: In 1998, $16.7 million was used to reduce short term borrowings on the Company's line of credit compared to a $50 million net increase in cash provided by short term line of credit borrowing in the nine month period ended December 31, 1997. In 1998, $726,000 and $241,000 was generated by the issuance of subordinated debt and common stock compared to $1,000,000 and $9,000 for the nine month period ended December 31, 1997.

         Liquidity and Capital Resources:

                  Bank One has continued to make available to the Company a revolving line of credit of $40 million. The Company's primary sources of capital which it employs in its warehouse lending operations are borrowings under its Bank One line of credit and its net equity capital funds of approximately $5.2 million and $1.7 million in subordinated debt. The Company and Bank One are currently in discussions for an extension of at least a six month period. It is currently anticipated that such an extension may be granted.

Item 7.           Financial Statements

         See pages F-1 to F-25


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  On November 11, 1998 the Registrant appointed Lazar Levine & Felix LLP as the new auditors for the Registrant. The change in auditors was approved by Registrant's Board of Directors. The reason for the change was that Grant Thornton LLP, the present auditor, indicated that they would not renew their engagement for the year ended December 31, 1998. There were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which if not resolved to the satisfaction of the former accountants would have caused them to make reference to the subject matter in their report. None of the events listed in paragraphs (B) through (D) of Regulation S-B Item 304 (a) (1) (iv) occurred.

                                                     PART III


Item 9.           Directors, Executive Officers and Control Persons.

         Executive Officers and Directors

         The executive officers and directors of the Company are as follows:

                  Name                 Age         Position

         Boaz Harel.........          35       Chairman of the Board,
                                               Director

         M. Albert Nissim...        65        President, Director

         John O'Brien. . . .        51        Vice President,
                                              Chief Financial Officer

         David W. Sass......        63        Secretary

         Richard Fried......        52        Director

         Tamar Lieber.......        56        Director

         Lynda Davey........        44        Director

         Joseph Samuels.....        68        Director


                  Boaz Harel was appointed to the Board in November 1996 and elected as Chairman of the Board on July 2, 1997. From 1991 to 1993, Mr. Harel was the founder and managing director of Mashik Business and Development Ltd., an engineering consulting company. Since 1993, Mr. Harel has been the Managing Director of Leedan Business Enterprise Ltd. ("Leedan"), a publicly-held Israeli company which is the beneficial owner of 58% of the Company's Common Stock. Since January 1994, Mr. Harel has served as a member of the Supervisory Board of ICTS International N.V. and since September 1996, Mr. Harel has served as the Chairman of ICTS USA (1994), Inc., an indirect subsidiary of Leedan. Since 1997 Mr. Harel has been Co-Managing Director of Leedan International Holdings B.V., a principal shareholder of the Company and an indirect wholly-owned subsidiary of Leedan.

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


                  John O'Brien was appointed Vice President and Chief Financial Officer on April 28, 1998. Mr. O'Brien is a California Certified Public Accountant and has previously served as the Chief Financial Officer of Paramount Citrus Association, Sun Pacific and ABBA Pure and Natural Hair Care Products. Prior to that Mr. O'Brien was an audit manager with Ernst & Young. Mr. O'Brien earned a BS degree in Business Administration (Accounting) from California State University at Northridge in 1973.


                  David W. Sass has been a Director since April, 1998 and has been a practicing attorney in New York City for the past 38 years and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, securities counsel to the Company. Mr. Sass is also a director of Pallet
Management Systems, Inc., a company engaged in the manufacture and repair of wooden pallets and other packaging services and a director of The Harmat Organization, Inc., a New York based construction company and a member and Vice Chairman of the Board of Trustees of Ithaca College. Mr. Sass earned a B.A. from Ithaca College, a J.D. from Temple University School of Law and an L.L.M. (in taxation) from New York University School of Law.

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

Lynda Davey was elected to the Board on September 25, 1997. Ms. Davey has served as the President of Avalon Group, Ltd. And Chairman of Avalon Securities, Ltd., private investment banking firms, since April, 1992. From April, 1988 throughout 1991 Ms. Davey was Managing Director and head of investment banking at Tribeca Corporation, a New York merchant bank. Prior to 1988, Ms. Davey was Vice-President of the Merchandise and Retail Group in the corporate finance department of Salomon Brothers Inc. Ms. Davey also serves as a director of Tuffy Associates Corp. And the Center for Design Innovation of the Fashion Institute of Technology. Ms. Davey is a registered architect.

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

         Item 10.          Executive Compensation.

                  The following table sets forth compensation awarded to, earned by or paid to executives of the Company. No executive officer of the Company earned a salary and bonus of more than $100,000 during the 1997 fiscal year. During such fiscal year, the Company did not grant any restricted stock awards or stock appreciation rights to any of its executives.


                                                                       Annual Compensation                             Awards
    Name and
Principal Position                  Fiscal Year               Salary($)         Bonus($)         Other Annual         Securities
                                                                                                 Compensation ($)     Underlying
                                                                                                                        Option

Boaz Harel*                             1998(1)              $100,000           $15,000                                 100,000
Chairman of the Board                   1997(2)               $25,000                                                    15,000


M. Albert Nissim**                      1998(1)              $118,654           $12,000                                  50,000
President                               1997(2)               $54,000                                                    90,000


John O'Brien***                         1998(1)              $58,513
Chief Financial Officer

David W. Sass****                       1998(1)              $ 0
Secretary

*     Commenced as Chairman on July 2, 1997.
** Commenced service as President of the Company in the fourth quarter of the 1996 fiscal year. *** Commenced service as Chief Financial Officer in the second quarter of the 1998 fiscal year. **** Commenced service as Secretary in the second quarter of the 1998 fiscal year.

(1)  For the Year Ending December 31, 1998

(2) Nine Months ended December 31, 1997

(3)  For Fiscal Year Ending March 31, 1997


         Compensation of Directors.

                  The Directors of the Company received cash compensation of $300 per meeting in his or her capacity as a director.

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


                                 Number of                             Exercise Price
Name                           Options Granted                           Per Share             Expiration Date


M. Albert Nissim(1)                 50,000                                 $5.00                 October, 2000
                                    90,000                                 $2.50                 February, 2000

Arthur Goldberg*                    75,758                                 $5.00                 August, 2001

Elie Housman*                       75,758                                 $5.00                 August, 2001

Boaz Harel(1)                      100,000                                $2.375                 October, 2000
                                    15,000                                $1.125                 January, 2000

Richard Fried(1)                    24,000                                $2.125                 October, 2000
                                    15,000                                $1.125                 January, 2000

Tamar Lieber(1)                     24,000                                $2.125                 October, 2000
                                    15,000                                $1.125                 January, 2000

Lynda Davey(1)                      24,000                                $2.125                 October, 2000
                                    15,000                                $1.125                 January, 2000

Joseph Samuels(1)                   24,000                                $2.125                 October, 2000
                                    15,000                                $1.125                 January, 2000


*Former officer and director.

(1) Options vested at the rate of 1/3rd each year.


         Executive Compensation.

                  On May 12, 1998, Albert Nissim's compensation was increased to $9,500 per month effective April 1, 1998 in consideration of his contributions to the Company. In addition, Mr. Nissim was awarded a $12,000 bonus payable in the second quarter in consideration of the Company's performance.

                  On May 12, 1998 Boaz Harel was awarded a $15,000 bonus, payable in the second quarter in consideration of the Company's performance.

         Employment Agreements.

                  In July 1997, the Company extended the Employment Agreement with M. Albert Nissim as President for an indefinite period, on a part-time basis, at a salary of $6,000 (amended to $9,500) per month. The Agreement may be terminated by either party on not less than 90 days prior notice.

         Boaz and Leedan Agreement

                  The Company has approved a compensation plan for Mr. Boaz Harel and/or Leedan Business Enterprises, Ltd. ("Leedan"), the company which provides management services to the Company by making Mr. Harel available to the Company. Leedan is also a principal shareholder of the Company. The plan provides aggregate renumeration to Mr. Harel and/or Leedan of $100,000 per annum plus 5% of the Company's net income pre-tax above $1,000,000 annually. Leedan and Mr. Harel will determine how such compensation will be divided between them.

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management

                  The following table sets forth the holdings of the Common Stock as of March 1, 1999 by each person or entity known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock and by (1) each director and named executive officer; and (2) all directors and executive officers as a group.




                                                              Number of Shares                  Percent
Name                      Title                               of Common Stock                   of Class

ICTS International N.V.                                          300,000                          5.4%
Vertrekpassage 226
1118 AV Schiphol Airport
Holland

Lancer Partners L.P.                                             345,000                          6.2%
200 Park Avenue, Ste 3900
New York, NY 10166

Leedan Business
  Enterprise Ltd.                                                2,376,136(1)                     42.9%
("Leedan Business")
8 Shaul Hamelech Blvd.
Tel-Aviv 64733, Israel

Rogosin International B.V.                                       530,000(3)                      9.5%
One Rockefeller Plaza,
Ste. 2412
New York, NY 10020

Boaz Harel               Director                                2,376,136(1)(2)                  42.9%
1 Rockfeller Plaza
Suite 2412
New York, New York
10020

M. Albert Nissim         President and                            140,0004                         *
One Rockefeller Plaza    Director
Suite 2412
New York, NY

Tamar Lieber             Director                                 339,000(5)                      5.8%
160 W. 66th Street
Apt. 49B
New York, NY 10023

Richard Fried            Director                                 51,046(5)                        *
33 Marian Road
Marblehead, MA 01945

Lynda Davey              Director                                 24,000(5)                        *
1375 Broadway                                                     15,000
5th Floor
New York, NY 10018

Joseph Samuels           Director                                24,000(5)                       *
321 24th Street                                                  15,000
Santa Monica, CA 90402

Directors and
Executive
Officers as a
group (6 persons)                                                2,984,182                      53.8%



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

(3) An affiliate to Leedan Business Enterprises Ltd. Shares were purchased in a private transaction.

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

Item 12.          Certain Relationships and Related Transactions

         Certain Transactions.

                  On November 18, 1998 a settlement was reached with a guarantor of a mortgage banking customer's defaulted line of credit. The guarantor was also a company stockholder. Pursuant to the settlement, an entity which is an affiliate of Leedan accepted $530,000 of the guarantor's recognized debt to the Company in exchange for the guarantor's shares in the Company. This entity paid the Company $176,667 and issued two installment notes of $176,667 each with maturity dates of August 23, 1999 and May 23, 2000, respectively. These notes bear interest at a rate of 8.25% per annum and are payable quarterly commencing three months from the date of issuance which was November 23, 1998.

                  On November 18, 1998, a settlement was reached with a guarantor of a mortgage banking customer's defaulted line of credit. The guarantor was also a Company stockholder. Pursuant to the settlement, Rogosin Business Enterprises Ltd., accepted $530,000 of the guarantor's recognized debt to the Company in trade for the guarantor's shares in the Company. Furthermore, pursuant to the settlement, the guarantor issued two additional notes in the amount of $735,102 to the Company.

                  Pursuant to the settlement as stated above, the guarantor issued to the Company two installment notes in the amounts of $265,103 and $470,000, respectively. These notes bear interest at a rate of 8.25% per annum and are payable quarterly commencing three months from November 18, 1998, the date of issuance of the notes. Both notes mature November 18, 2000.


         On September 14, 1998 Joseph Samuels, a Director of the Company and two affiliates of Leedan Business Enterprises Ltd. loaned to the Company $100,000 and $550,000 and $76,000, respectively. The loan was in connection to the Ninth Amendment to the Credit Agreement with Bank One to authorize the infusion of an aggregate of $726,000 in the form of the Company's 11% Subordinated Debenture for a term until a new lending facility is in place to replace Bank One.

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

Item 13. Exhibits & Reports on Form 8-K

            (A) The Following financial statements are included in Part II, Item 7:

            Independent Auditors' Report by Lazar, Levine & Felix, LLP for year ended December 31, 1998

            Independent Auditors' Report by Grant Thornton LLP for year ended December 31, 1997

            Balance Sheets as of December 31, 1998 and 1997.

            Statements of Operations for the year ended December 31, 1998 and the nine month period ended December 31, 1997.

          Statements of Comprehensive Income for the year ended December 31, 1998 and the nine months ended December 31, 1997.

            Statements of Stockholders' Equity for the year ended December 31, 1998 and the nine month period ended December 31, 1997.

            Statements of Cash Flows for the year ended December 31, 1998 and the nine month period ended December 31, 1997.

            Notes to Financial Statements.

            Schedules are omitted for the reason that they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.

            (B) Reports on Form 8-K Not applicable.

            (C) Exhibits. The following exhibits are filed as part of the Company's report. Where such filing is made by incorporation by reference (I/B/R) to a previously filed statement or report, such statement or report is identified in parenthesis.

            Official Exhibit

            Number                  Description

            [3.1]                   Certificate of Incorporation of the Company.

            [3.2] Certificate of Amendment of the Company's Certificate of Incorporation.

            [3.3] Certificate of Amendment of Certificate of Incorporation of the Company.

            [3.4]                   By-Laws of the Company.

            [10.1] Credit Agreement between Bank One, Texas, N.A. and the Company, dated March 31, 1997.

            11                      Earnings Per Share

            27                      Financial Data Schedule

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Pioneer Commercial Funding Corp.


We have audited the  accompanying  balance sheet of Pioneer  Commercial  Funding
Corp. (a New York corporation) as of December 31, 1998, and the related statements of operations, changes in stockholders= equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Pioneer Commercial Funding Corp. as of and for the nine month period ended December 31, 1997, were audited by other auditors whose report dated March 25, 1998, expressed an unqualified opinion on those statements.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Commercial Funding Corp. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                               LAZAR LEVINE & FELIX LLP


New York, New York
April 1, 1999, except as to
Note C which is dated
April 12, 1999

Grant Thornton
Suite 700
1000 Wilshire Blvd.
Los Angeles, CA 90017-2464
(213) 627-1717



            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Pioneer Commercial Funding Corp.


We have audited the accompanying balance sheet of Pioneer Commercial Funding Corporation (a New York corporation) (the "Company") as of December 31, 1997, and the related statements of operations, comprehensive income, stockholders' equity, and cash flows for the nine month period then ended. These financial
statements   are  the   responsibility   of  the   Company's   management.  Our
responsibility is to express an opinion on these financial statements based on our audit.

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

Grant Thornton LLP

Los Angeles, California
March 25, 1998

                                       Pioneer Commercial Funding Corp.
                                                BALANCE SHEETS




                                                                               December 31              December 31
                                                                                  1998                     1997
                                                                             ------------------       ------------------
                              ASSETS
Cash and cash equivalents                                                   $   1,503,788             $  2,972,845
Mortgage warehouse loans receivable, net of allowance for loan losses          33,640,202               47,291,076
Loans held for resale, net of allowance for loan losses                           705,479                4,504,231
Receivable for loans shipped                                                    1,716,969                1,716,969
Accrued interest and fee receivable                                               825,340                  930,656
Notes receivable-current portion                                                  176,667                       -
Prepaid and other assets                                                          180,503                    99,907
                                                                             ------------------       ------------------
    Total Current Assets                                                       38,748,948                57,515,684
                                                                            ------------------       ------------------
Fixed Assets
    Furniture and equipment                                                       634,376                  119,882
    Proprietary computer software                                                 551,114                  535,645
    Leasehold improvements                                                        198,689                   26,855
                                                                            ------------------       ------------------
                                                                                1,384,179                  682,382
    Less accumulated depreciation and amortization                                651,383                  448,853
                                                                            ------------------------ ------------------
        Net Fixed Assets                                                          732,796                  233,529
                                                                              ------------------       ------------------

Investment securities available for sale                                             318,750              1,032,000
Notes receivable-noncurrent portion                                                  911,770                    -
Deposits on furniture and equipment                                                      -                  321,260
Other assets                                                                         475,063                484,130
                                                                            ------------------------ ------------------
        Total Assets                                                     $        41,187,327      $        59,586,603
                                                                            ==================       ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage warehouse loans payable                                     $        33,384,925      $        50,056,160
    Accounts payable and accrued expenses                                            213,646                  362,869
    Accrued interest and fees                                                        777,798                1,047,132
    Due to mortgage banking companies                                                220,228                  629,421
    Deferred loan fees                                                                29,000                   29,000
    Deferred legal fees                                                               65,395                   60,683
                                                                              ------------------------ ------------------
        Total Current Liabilities                                                 34,690,992               52,185,265
                                                                              ------------------------ ------------------

Subordinated debt                                                                 1,726,000                  1,000,000
                                                                              ------------------------ ------------------
        Total Liabilities                                                        36,416,992                 53,185,265
                                                                              ------------------------ ------------------
Commitments and Contingencies
Stockholders' Equity:
Common  stock  - $.01  par  value;  authorized  20,000,000  shares;  issued  and outstanding - 5,542,272 at December 31, 1998 and
  5,442,272 at December 31, 1997                                                    55,423                   54,423
Additional paid-in capital                                                      14,556,952               14,316,952
Accumulated deficit                                                             (9,935,790)              (8,777,037)
Accumulated other comprehensive income                                              93,750                  807,000
                                                                              ------------------------ ------------------
Total Stockholders' Equity                                                       4,770,335                6,401,338
                                                                              ------------------------ ------------------
Total Liabilities and Stockholders' Equity                             $        41,187,327           $   59,586,603
                                                                              ======================== ==================

               The accompanying notes are an integral part of these statements.
                                                      F-3






                                                                Pioneer Commercial Funding Corp.
                            STATEMENTS OF OPERATIONS


           For the twelve months ended December 31, 1998 and the nine months ended December 31, 1997




                                                                           1998                     1997
                                                                    ------------------       ------------------
Income:
Interest income                                                      $   4,424,386         $       2,163,182
Commissions and facility fees                                              237,385                   109,914
Processing fees                                                          1,752,390                   842,654
                                                                    ------------------       ------------------
    Total Income                                                         6,414,161                 3,115,750
                                                                    ------------------       ------------------
Interest and Fee Costs:
Interest expense-warehouse and lines of credit                           3,762,591                1,671,389
Bank charges and facility fees                                             141,042                    7,765
Bank processing fees                                                        87,504                   58,061
    Total Interest and Fee Costs                                         3,991,137                1,737,215
                                                                    ------------------       ------------------
Net Interest and Fee Income                                              2,423,024                1,378,535
Loan loss provision                                                      1,016,450                       -
                                                                         1,406,574                1,378,535
                                                                    ------------------       ------------------
Other Operating Expense:
Compensation and benefits                                                1,055,972                  370,077
Depreciation and amortization                                              202,530                   36,421
Professional fees                                                          322,075                  127,136
Loan administration charges                                                198,756                      -
Utilities                                                                   46,448                   25,712
Rent                                                                       210,591                   37,072
Repairs and maintenance                                                     13,408                   10,275
Other                                                                      547,443                  312,312
    Total Other Operating Expenses                                       2,597,223                  919,005
                                                                    ------------------       ------------------
    Income (loss) from operations                                       (1,190,649)                 459,530
                                                                    ------------------       ------------------
Other Income and Expense:
Interest income - other                                                     77,799                   64,668
Interest expense-other                                                      (5,099)                  (3,534)
Miscellaneous income                                                            25                   10,228
Equity in loss of affiliate                                                (40,000)                     -
    Total Other Income and Expense                                          32,725                   71,362
                                                                    ------------------       ------------------
    Income (Loss) Before Taxes Based on Income                          (1,157,924)                 530,892
Provision for taxes based on income                                            829                    1,149
    Net Income (Loss)                                                $  (1,158,753)     $           529,743
                                                                    ==================       ==================

Basic and Diluted Income (Loss)
    Per Share of Common Stock                                        $       (0.21)     $               0.10
                                                                    ==================       ==================

Weighted Average Number of Shares                                        5,536,519                 5,193,545
                                                                    ==================       ==================

                                            The accompanying notes are an integral part of these statements.
                                                                     F-4



                                                   Pioneer Commercial Funding Corp.
                                                    STATEMENTS OF COMPREHENSIVE INCOME

                  For the twelve months ended December 31, 1998 and the nine months ended December 31, 1997



                                                                       December 31,             December 31,
                                                                           1998                     1997
                                                                    ------------------       ------------------

Net income (loss)                                                     $    (1,158,753)        $         529,743

Change in unrealized gain on investment in
  securities available for sale                                               (713,250)                  807,000


Comprehensive net income (loss)                                       $    (1,872,003)         $      1,336,743
                                                                    ==================       ==================






                                                The accompanying notes are an integral part of these statements.
                                                                    F-5

                                                    Pioneer Commercial Funding Corp.
                                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the twelve  months ended  December 31, 1998 and the nine months ended December 31, 1997

                                                       Additional                       Other          Total
                                          Common         Paid-in      Accumulated    Comprehensive Stockholders'
                                          Stock          Capital        Deficit      Income (Loss)     Equity
                                      -------------   ------------   ------------   ------------  ---------------

Balance at March 31, 1997               $ 36,423      12,525,952    $(9,306,789)      $   -           3,255,595

Issuance of 1,800,000 common shares
in connection with the conversion of
the convertible note to shares as
of May 9, 1997                            18,000      1,782,000              -              -         1,800,000

Issuance of options to purchase
100,000 common shares November 1997                       9,000                                          9,000
Unrealized gain on securities
available for sale                                                                    807,000          807,000

Net income for the period                                             529,743                          529,743
                                      -------------   ------------   ------------   ------------  ---------------

Balance at December 31, 1997               54,423     14,316,952   (8,777,037)        807,000        6,401,338


Issuance of 100,000 shares of
Common Stock on January 21, 1998
converting November 26, 1997 options        1,000      240,000                                         241,000

Change in unrealized gain on
investment in securities available
for sale                                                                             (713,250)       (713,250)

Net (loss) for period                                               (1,158,753)                    (1,158,753)

Balance at December 31, 1998             $ 55,423     14,556,952    (9,935,790)     $  93,750       4,770,335
                                      =============   ============   ============   ============  ===============



The accompanying notes are an integral part of these statements.

                       Pioneer Commercial Funding Corp.
                            STATEMENTS OF CASH FLOWS
For the twelve  months  ended  December  31, 1998 and the nine months ended December 31, 1997


                                                                              December 31,             December 31,
                                                                                 1998                      1997
                                                                           ----------------         ----------------
Cash Flows from Operating Activities:
Net income (loss)                                                            $ (1,158,753)  $             529,743
Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
Depreciation and amortization                                                     202,530                 36,421
Loan loss reserve                                                                 775,136                    -


Loss on abandonment of leasehold                                                      -                     9,178


Equity in loss of affiliate                                                         40,000                    -


(Increase) decrease in --
    Mortgage warehouse loans receivable                                         12,070,883             (44,834,922)
    Loans held for resale                                                        3,625,170           (   4,504,231)
    Receivable for loans shipped                                                        -               (1,716,969)


    Accrued interest receivable                                                   105,316                (902,832)
    Prepaid expenses                                                              (80,596)                (66,109)
    Notes receivable                                                                    -                     -


    Other assets                                                                  (50,064)              (194,654)
Increase (decrease) in --
    Accrued interest payable                                                     (269,334)             1,047,132
    Due to mortgage banking companies                                            (409,193)               543,875
    Accounts payable and accrued expenses                                        (149,223)               160,043
    Net Cash Provided by (Used in) Operating Activities                        14,701,872            (49,893,325)
                                                                             ----------------      ----------------

Cash Flows from Investing Activities:
Purchase of fixed assets                                                        (380,537)               (92,332)
Investment in and advances to joint venture                                      (90,869)              (264,476)
Deposits on furniture and fixtures                                                    -                (321,260)


Investment in securities available for sale                                           -                (225,000)


    Net Cash Used in Investing Activities                                       (471,406)             (903,068)
                                                                            ----------------      ----------------

Cash Flows from Financing Activities:
Net increase (decrease) in borrowings used in operations,
    net of issuance costs                                                    (16,671,235)            50,056,160
Increase in deferred expenses                                                      4,712                    -


Increase in subordinated debt                                                     726,000             1,000,000
Net proceeds from issuance of stock                                               241,000                 9,000
    Net Cash (Used) Provided by Financing Activities                          (15,699,523)           51,065,160
                                                                          ----------------      ----------------

Net Increase (Decrease) in cash                                                (1,469,057)              268,767

Cash and Cash Equivalents at the Beginning of the Period                        2,972,845             2,704,078
                                                                           ----------------      ----------------

Cash and Cash Equivalents at the End of the Period                  $          1,503,788         $    2,972,845
                                                                           ================      ================

Supplemental Disclosure of Cash Flow Information:
    Interest paid                                                  $          4,037,024          $      642,076
                                                                          ================      ================
    Income taxes paid                                              $                829                   1,149
                                                                          ================      ================

Non Cash Financing Activities
Conversion of mortgage loans receivable to notes receivable        $          1,088,437         $          -
                                                                           ================      ================


The accompanying notes are an integral part of these statements.

                                                              F-7

                                         Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997




NOTE A - NATURE OF OPERATIONS

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

In 1997, the Company changed its year end from March 31 to December 31.

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

Operations

The Company is engaged in the business of mortgage warehouse lending which primarily consists of providing lines of credit, in the form of "warehouse financing," to mortgage banking companies to enable them to close real estate loans on single family, owner-occupied dwellings and sell such loans to investors in the secondary market. The Company obtains its funds to provide such financing from third-party funding sources with which it has available lines of credit and from its own sources. The Company's loans receivable from the mortgage banking companies are secured by an interest in the underlying real property which are then assigned to the Company's funding sources. Investor groups who purchase the mortgages (which generally occurs within 10 to 45 days from the time the Company makes the loan) remit the proceeds directly to the Company in satisfaction of the loan and interest receivable from the mortgage banking company. The Company will simultaneously use the funds to pay off its loan and accrued interest payable to its funding sources. The Company's primary sources of income from operations are processing fees received from the mortgage banking company for each loan financed and the interest rate spread (usually 1.75%) between the rate at which the Company borrows from its funding source and the rate it charges the mortgage banking company.
The Company's customers fund loans throughout the United States.

                                        Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997


NOTE A - NATURE OF OPERATIONS (continued)

Operations (continued)

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The accompanying financial statements, which are prepared in conformity with generally accepted accounting principles, require the use of estimates made by management. The most significant estimates with regard to these financial statements relate to the valuation allowance for estimated losses on the disposition of stale loans and uncollectable interest and fees, for deferred income taxes and the estimated obligations due under the POR, as more fully described in Notes J and O, respectively. Actual results may differ from those assumed in management's estimates.

Cash and Cash Equivalents

Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                         Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997


Income Taxes

The Company has adopted SFAS 109. "Accounting for Income Taxes" which requires use of the asset and liability approach of providing for income taxes. This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see also Note J).

Revenue Recognition

The Company recognizes revenue at the time a mortgage loan receivable is funded. Interest income is recorded on the accrual basis in accordance with the terms of the customer loan and security agreement.


Loan Fees

Loan processing fees are capitalized and recognized as an adjustment of the yield of the related loan in accordance with SFAS No. 91.

Basic and Diluted Earnings (Loss) Per Share of Common Stock

Net earnings per share is calculated in accordance with Statement of Financial Standards No. 128, Earnings Per Share ("SFAS 128"), which superseded APB Opinion No. 15. Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all stock options and warrants were exercised.

For the year ended December 31, 1998, and the nine month period ended December 31, 1997, the exercise price exceeded the average sale price for most options and warrants, and the impact of conversion of the warrants and options would have been antidilutive or immaterial. Therefore, the options and warrants were not considered in the calculation of earnings (loss) per common share.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk / Fair Value

Financial instruments that potentially subject the Company to concentration of credit risk consist

                                         Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997


principally of cash investments and mortgage warehouse loans receivable.

The Company maintains, at times, deposits in federally insured financial institutions in excess of federally insured limits. Management monitors the soundness of these financial institutions and feels the Company's risk is negligible.

Management believes that concentrations of credit risk with respect to mortgage warehouse loans receivable are limited due to the underlying assignment of note and deed of trust on residential real estate collateral for each loan, guarantees by mortgage banking customer principals, security deposits approximating 10% of each customer's line of credit and UCC filings on the assets of the Company's mortgage banking customers.

As of December 31, 1998 and 1997, the fair value of cash and cash equivalents, receivables, obligations under accounts payable and debt instruments approximate the carrying value.

Marketable Securities

At December 31, 1998, marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are included in shareholders' equity as other comprehensive income (loss).

Fixed Assets

Fixed assets are recorded at cost. Depreciation of fixed assets is provided on a straight-line basis as follows:

    Furniture and equipment                          3 - 10 years
    Proprietary computer software                         5 years

Maintenance and repairs are expensed as incurred. Leasehold improvements are amortized over the useful life of the asset or the lease, whichever is shorter. Proprietary computer software consists of a set of computer programs that were developed internally by the Company for the use in its business and are not for resale to the other mortgage finance companies.

                                         Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fixed Assets (continued)

Depreciation and amortization expense for the year ended December 31, 1998 and the nine month period ended December 31, 1997 aggregate $202,350 and $36,421, respectively.

Advertising Costs

Advertising costs, which are included in general and administrative expenses, are expensed as incurred. For the year ended December 31, 1998 and the nine month period ended December 31, 1997, advertising costs aggregated $45,593 and $28,205, respectively.

Comprehensive Income

In 1997, the Company adopted Statement of Financing Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income.

Segments of an Enterprise and Related Information
In 1998, the Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting about operating segments. The Company has determined that no operating segment outside of its core business met the quantitative thresholds for separate reporting. Accordingly, no separate information has been reported.

Reclassifications
Certain reclassifications have been made to conform prior years data to the current format.

NOTE C - MORTGAGE WAREHOUSE LOANS RECEIVABLE/PAYABLE

Loan receivables are generally due within sixty days from the date funded, with an average outstanding period of 33 days and interest payable ranging from prime plus 1.75% to prime plus 2.0%. Similarly, all of the related loans payable are due within the same time frame. During the fiscal year ended March 31, 1997, the Company obtained a $25 million revolving line of credit pursuant to a security agreement between the Company and Bank One, Texas, N.A. ("Bank One"). The Company pays interest on advances at the "prime rate" of interest, quoted from time to time by the Wall Street Journal plus or minus one-eighth of a percent. As collateral security for its

                                         Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997


NOTE C - MORTGAGE WAREHOUSE LOANS RECEIVABLE/PAYABLE (continued)

indebtedness to Bank One the Company granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loan funded by it with moneys advanced under its Bank One credit line and all mortgages or other forms of collateral security obtained by the Company in connection with the funding of such loans. On August 25, September 26 and December 12, 1997, Bank One amended the credit facility to provide the Company with $35,000,000, $50,000,000 and $60,000,000, respectively. Effective June 30, 1998 Leedan Business Enterprise Ltd. ("Leedan"), a 49% owner of the Company, entered into a Capital Maintenance Agreement with Bank One wherein Leedan will cause capital contributions or subordinated debt advances, up to $2 million, to be made to the Company in order to maintain an adjusted Company net worth of a least $8 million, upon official written request by Bank One. This agreement will continue in effect until the Company has paid its obligation to Bank One and Bank One terminates its commitment to supply the Company credit (See also Note M). On September 1 and September 15, 1998, Bank One amended the credit facility to decrease the borrowing limit to $55,000,000 and $50,000,000 respectively. The credit facility expired on October 30, 1998, whereupon Bank One agreed to continue funding the Company's loans until the facility was renewed or another lender replaced Bank One. On February 18, 1999, subsequent to the balance sheet date, Bank One renewed the credit facility with a borrowing limit of $40,000,000 through April 30, 1999. On April 12, 1999, the Company was notified by the Bank that they believe the Company will be able to negotiate an extension of the line of credit agreement. In addition, they indicated that a six month extension, if needed, would most probably be granted.

For the year ended December 31, 1998, and for the nine months ended December 31, 1997 the weighted average interest rate on loans receivable was 10.23% and 10.3%, respectively, and on loans payable was 8.36% and 8.39% respectively. Loans receivable are collateralized by a security interest in the underlying real property which the Company then assigns to its funding sources as security for the loans payable.

NOTE D - LOANS HELD FOR RESALE

In 1997, the Company in accordance with its loan and security agreement took possession from a customer in the process of liquidating under Chapter 7 of the Bankruptcy Code 37 loans it funded having an aggregate value of $4.5 million. The Company has a perfected interest in the loans and sold 32 of the loans at a net discount of $72,070. The five loans unsold at December 31, 1998 with an original loan amount of $698,116, together with holdback receivables on sold loans of $180,945, are held at net realizable value which includes a reserve of $173,582.

                                         Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997


NOTE E - RECEIVABLE FOR LOANS SHIPPED

During October 1997, the Company warehoused $1.7 million in mortgages for the same customer as described in Note D above, who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor mis-wired the funds to the conduit's bank, Corestates Bank, N.A. The conduit's bank has refused to return the funds. The Company is taking actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Bank One Texas, N.A. ("Bank One"), has joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. Although it is impossible to assess with accuracy the ultimate outcome of this matter, management is confident that it will recover the funds.

NOTE F - INVESTMENT SECURITIES AVAILABLE FOR SALE

On July 7, 1997, the Company purchased 300,000 shares at $.75 per share of Fidelity First Mortgage Corp., NASDAQ (FFIR) for a total investment of $225,000. FFIR shares closed on December 31, 1998 and 1997 at $1.06 and $3.44 per share, respectively, resulting in an unrealized gain of $807,000 in 1997 and a reduction in the unrealized gain of $713,250 in 1998. Fidelity First Mortgage, which is also a customer of the Company, is based in Columbia, Maryland and funds conforming and non-conforming single family residential mortgages in Maryland, Virginia, Delaware, Florida, North and South Carolina. At December 31, 1998 and 1997, mortgage warehouse loans receivable from this customer amounted to $1,633,457 and $12,309,626, respectively and net accrued interest receivable amounted to $47,970 and $106,045 for 1998 and 1997 respectively.

                                         Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997


NOTE G - NOTES RECEIVABLE:

On November 18, 1998, a settlement was reached with a guarantor of a mortgage banking customer's defaulted line of credit. The guarantor was also a company stockholder. Pursuant to the settlement, an entity which is an affiliate of Leedan (see Note C) accepted $530,000 of the guarantor's recognized debt to the Company in exchange for the guarantor's shares in the Company. This entity paid the Company $176,667 and issued two installment notes of $176,667 each with maturity dates of August 23, 1999 and May 23, 2000, respectively. These notes bear interest at a rate of 8.25% per annum and are payable quarterly commencing three months from the date of issuance which was November 23, 1998.

                                                                                                        $353,334

Pursuant to the  settlement  as stated above,  the guarantor  also issued to the
 Company  two  installment  notes  in the  amounts  of  $265,103  and  $470,000, respectively.  These  notes bear  interest at a rate of 8.25% per annum and are payable  quarterly  commencing three months from November 18, 1998, the date of issuance of the notes. Both notes mature November 18, 2000.
                                                                                                            735,103
                                                                                                          1,088,437
                                                                                Less current portion        176,667
                                                                                                           $911,770

NOTE H - INVESTMENT IN AND ADVANCES TO PIONEER HOME FUNDING

On April 16, 1997, the Company entered into a joint venture agreement with Maryland Financial Corporation ("MFC") to form Pioneer Home Funding, LLC, a California Limited Liability Company, ("PHF"). The Company accounts for this investment on the equity method. The agreement provides that the Company and MFC would maintain 80% and 20% ownership interests, respectively, in PHF. An amendment to the agreement was made on October 31, 1997. This amendment provides that the Company would contribute $40,000 for a 20 percent interest in PHF. In addition, the Company may from time to time, at its option, make loans to PHF as needed. Under this agreement the Company has the option to convert loans made to PHF into an 80% interest in PHF. As of December 31, 1998 and 1997, the Company has advanced as a loan receivable $275,344 and $224,476, respectively (which is included in other assets on the balance sheet). At December 31, 1998, the Company has recorded a reserve aggregating $110,000 against this receivable due to the financial condition of PHF.

                                        Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997


NOTE I - OTHER ASSETS

The following items are also included in Other Assets (See Note H) on the Company's financial statements:

1. Effective April 25, 1996, a one year certificate of deposit in the amount of $25,000 was pledged in order for the Company to receive a California Lender Bond as a California Financial Lender. The certificate of deposit was renewed as of April 25,1998 and is renewable annually at the discretion of the insurance carrier.

2. As a result of the signing of a ten (10) year lease for office space at 21700 Oxnard Street, Suite 1650, Woodland Hills, California, on October 17, 1997, the Company delivered an unconditional, irrevocable and renewable Letter of Credit (LC), in the amount of $150,000, in favor of the Landlord. The LC is secured by a $150,000 Certificate of Deposit which is included in Other Assets on the Company's financial statements.

NOTE  J - INCOME TAXES

The components of the provision for income taxes are as follows:

                                   12 Months Ended               9 Months Ended
                                   December 31, 1998         December 31, 1997
Current
   Federal                        $           -               $          -
   State                                   1,149                         829
                                     ------------------
                                             829                       1,149
Deferred
   Federal                                    -                          -
   State                                      -                          -
                                     --------------------     -----------------
Provision for Income Taxes        $          829              $        1,149
                                      ================        ================

The Company's reported income tax expense for 1997 varied from the statutory federal income tax rate due to the effect of net operating loss carryforwards available.

                                        Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997



NOTE  J - INCOME TAXES (continued)

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

                                    December 31, 1998         December 31, 1997
Deferred Income Tax Assets
          Net Operating Losses         $680,000                       $516,000
          Valuation Allowances         (680,000)                      (516,000)
                                       ---------                      ---------
                                       $      -                       $      -
                                    ===============              ==============

At December 31, 1998, the Company had net operating loss (NOL's) carryforwards available for income tax purposes of approximately $2.4 million expiring in varying amounts through 2012. Approximately $1 million of the NOL's are limited in use pursuant to a change in ownership in November 1994.


NOTE K - DUE TO MORTGAGE BANKING COMPANIES

The Company generally finances up to 100% of the total loan amount closed by the mortgage banking company. Upon sale of the loan to the investor group, proceeds for 100% of the loan amount plus premiums or less discounts are remitted to the Company by the investor. The Company, from time to time, holds such funds until receipt of amounts due from the mortgage banking company for fees and accrued interest.



NOTE L - DEFERRED LEGAL FEES

Deferred legal fees are a consequence of the POR (see Note O) and are payable in four annual installments which began on April 16, 1994. The Company has not paid the April 1996, 1997 and 1998 installments totaling $65,395 as of December 31, 1998.

                                         Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997


NOTE  M - STOCKHOLDERS' EQUITY AND INITIAL PUBLIC OFFERING

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

Subordinated Debt

On November 26, 1997, the Company issued $1,000,000 in subordinated debt as part of a $4 million private placement. The private placement provided for a minimum purchase of $250,000 (1 unit) with each unit obtaining 7,500 Warrants that allow for the purchase of 7,500 shares. The exercise price of the shares is equal to the price of the Company's stock as of the date of issue of the subordinated debt. The Company has 30,000 Warrants outstanding (7,500 per unit for 4 units). The subordinated debt carries

                                         Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997


NOTE  M - STOCKHOLDERS' EQUITY AND INITIAL PUBLIC OFFERING

Subordinated Debt (continued)

an interest rate of 10% per annum and matures on November 25, 2002. The Company's stock price on November 26, 1997 was $2.875 On September 11, 1998 three subordinated debt advances pursuant to the Leedan Capital Maintenance Agreement (Note C) were made to the Company totaling $726,000, secured by notes. The notes are due when a replacement for the Bank One lending facility is in place, with interest paid quarterly at 11% per annum.

 Dividend Restriction

The holders of the Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The common stockholders are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available. As of December 31, 1998, in management's opinion, it is not anticipated that dividends will be paid on common stock in the foreseeable future as certain of the debt instruments to which the Company is a party to prohibit or restrict the payment of dividends (see Note O for further discussion of restrictions under the POR).


NOTE N - STOCK OPTION PLANS

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

In 1997, the Company adopted the 1997 Omnibus Stock Incentive Plan under which it was authorized to issue non-qualified stock options, incentive stock options, and warrants to key employees, directors and selected advisors to purchase up to an aggregate of 500,000 shares of the stock of the Company. The options have a term of five years and generally become fully vested by the end of the third year.

                                        Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997


NOTE N - STOCK OPTION PLANS (continued)

The Company has issued additional options outside the Plan at the discretion of its Board of Directors ("BOD").

The following table summarizes information related to shares under option and shares available for grant under the Plan and separate actions of the BOD.

Weighed Average fair value of options granted during the year as of follows:


                                                       December 31, 1998          December  31, 1997
                                                       -----------------          ------------------


                                                          Weighted                        Weighted
                                                          Average                         Average
                                                          Exercise                        Exercise
                                          Shares           Price            Shares         Price
Options outstanding
  beginning                              825,045            $3.28         543,045          $3.57
Granted                                      -                -           282,000          $2.73
Exercised                                    -                -                -              -
Canceled                                     -                -                -              -
Options outstanding ending               825,045            $3.28         825,045          $3.28
                                      =============== ================  ============== ==============


The following information applies to options outstanding at December 31, 1998

                                                                    Options Outstanding                Options Exercisable

                                                  Weighted
                                                  Average
                                                 Remaining             Weighted                                    Weighted
      Range of               Number             Contractual             Average               Number               Average
   exercise prices        Outstanding           Life (Years)        Exercise Price         Exercisable          Exercise Price
$1.00 - $1.50               45,000                  3.01                 $1.13                  -                       -

$1.51 - $2.25              207,000                  3.47                 $2.08              119,000                 $2.04
$2.26 - $3.40              250,000                  3.37                 $2.45               83,333                 $2.45
$3.41 - $5.00              323,045                  1.71                 $5.00              289,712                 $5.00
                           825,045                  2.28                 $3.28              492,045                 $3.85
                      ====================                                             ====================


NOTE N - STOCK OPTION PLANS (continued)


The fair value of options at date of grant for 1997 was estimated using the Black-Scholes model with the following weighted average assumptions. No options were granted in 1998.

                                                                    12/31/97
                                         Expected Life (years)          3

                                         Risk Free interest rate        5.5%
                                         Volatility                    77.7%
                                         Dividend End                    0%


Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings would have been:



                                                           12/31/97
Net earnings
  As reported                                              $529,743
  Pro forma                                                $421,867
Basic earnings per share
  As reported                                                 $0.10
  Pro forma                                                   $0.08
Diluted earnings per share
  As reported                                                 $0.10
  Pro forma                                                   $0.08

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated

                                         Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997


NOTE O - COMMITMENTS AND CONTINGENCIES

Plan of Reorganization

Under the POR, the Company is contingently liable to its pre-Chapter 11 unsecured creditors, for such creditors' pro rata shares of noninterest-bearing notes (the "Notes") totaling $1,350,000. Commencing with the close of the fiscal year ending March 31, 1996, and for all succeeding years thereafter, until full aggregate payment of $1,350,000 is made under the Notes, each Note holder shall receive a cash distribution equal to such Creditors' pro-rata share of twenty percent of the Net Income Available for Note Payments, if the Net Income for any such year exceeds $1,300,000.

In addition to the Notes, approximately $50,000 in professional fees incurred in connection with the POR were deferred and will only be paid to the extent the Notes are paid in full.

For the year ended December 31, 1998 and the nine months ended December 31, 1997 the Company had not generated income that resulted in payment on the Notes. Accordingly, no liability has been reflected in the Company's balance sheet for the Notes or the professional fees for 1997 or 1998.

      As of December 31, 1998, the Company was unable to determine whether it is probable that it will generate income in future years which would result in payments on the Notes. As such, no future liability has been reflected in the Company's balance sheet for the Notes or the professional fees.

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

                                         Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997

 NOTE O - COMMITMENTS AND CONTINGENCIES  (continued)

 Plan of Reorganization (continued)

      - Declaring dividends on any class of common stock, except that, if there should be a public offering of the securities of the Company, and, if at the option of the Company, fifty percent of the proceeds in excess of $5,000,000 from such offering are utilized for the payment of the Notes, then such dividend restriction shall be deemed waived.

In 1997 and 1998 the Company has made expenditures of more than $25,000 to purchase and lease capital assets in connection with its move to new facilities. Management believes that these expenditures were necessary to expand the Company's mortgage operations, and is not aware of any financial impact on the Company under the restrictions of the POR because of these expenditures.

Lease Obligation

The Company leases 6,846 square feet of office space through October of 2007. The monthly base rent through September 2002 is $13,692 and for years six through ten is $15,745.

The Company continues to be obligated under is previous office lease through October 31, 2001. The current lease calls for monthly rent of $2,178 and CPI increases with a minimum of 3% and a maximum of 5% annually. The Company sublets the space at the Reseda location for $1,410 per month subject to three one year leases.

Rent expenses for the year ended December 31, 1998 and the nine months ended December 31, 1997 aggregated $210,591 and $37,072, respectively.

At December 31, 1998, future minimum rental are as follows:

Fiscal Year Ended December 31,

1999                                                         $      190,440
2000                                                                 190,440
2001                                                                 188,262
2002                                                                 164,304
2003                                                                 188,950
Thereafter                                                           755,800
                                                                    --------
                                                              $    1,678,196

                                        Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997

NOTE O - COMMITMENTS AND CONTINGENCIES (continued)

Commitments to Extend Credit Facilities

At  December  31,  1998  the  Company  had made  approximately  $80  million  in commitments to extend credit facilities to it current customers. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments will not be fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Employment Agreement

In July 1997, the Company extended the Employment Agreement with M. Albert Nissim as President for an indefinite period, at a salary of $6,000 per month. Effective April 1, 1998, Mr. Nissim's compensation was increased to $9,500 per month. In addition, he was awarded a $12,000 bonus. The Agreement may be terminated by either party on not less than 90 days prior to notice.

Other Agreement

The Company has approved a compensation plan for a director and/or Leedan the company which provides management services to the Company. Leedan is also a principal shareholder of the Company. The plan provides aggregate remuneration to the director and/or Leedan of $100,000 per annum plus 5% of the Company's net income (pre-tax) above $1,000,000 annually. Leedan and the director will determine how such compensation will be divided between them.

NOTE P - ECONOMIC DEPENDENCY

During the 1998 fiscal year, the Company funded 893 and 813 loans aggregating approximately $76.6 million and $53 million, respectively, to two customers. At December 31, 1998 mortgage warehouses loans receivable from these customers amounted to $8,393,600 and $3,036,283, respectively.

During the nine months ended December 31,1997, the Company funded 1,151 and 487 loans aggregating approximately $66.8 million and $45.2 million, respectively to two customers. At December 31, 1997 mortgage warehouse loans receivable from these customers amounted to $12,309,626 and $2,242,915, respectively.

                                         Pioneer Commercial Funding Corp.
                                           NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997

NOTE Q - RELATED PARTY TRANSACTIONS

For year ended December 31, 1998 and the nine months ended December 31, 1997 certain family members of a previous executive officer and a member of the BOD of the Company were engaged to perform various accounting and consulting services for the Company. Such individuals were compensated during the year ended December 31, 1998 and the nine months ended December 31, 1997 approximately $16,166 and $15,865, respectively, for these services. (See also Notes F, G and O for other related party transactions).

                                                    SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PIONEER COMMERCIAL FUNDING CORP.


                                            By:
                                            Name:  M. Albert Nissim
                                            Title: President

                                            Date: April 15, 1998

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            By:
                                            Name:  M. Albert Nissim
                                            Title: President

                                            Date: April 15, 1998



                                            By:
                                            Name: John O'Brien
                                            Title: Chief Financial Officer

                                            Date: April 15, 1998



                                            By:
                                            Name:  Richard Fried
                                            Title: Director

                                            Date: April 15, 1998



                                            By:
                                            Name:  Boaz Harel
                                            Title: Director

                                            Date: April 15, 1998

                                            By:
                                            Name:  Tamar Lieber
                                            Title: Director

                                            Date: April 15, 1998


                                            By:
                                            Name: Lynda Davey
                                            Title: Director

                                            Date: April 15, 1998


                                            By:
                                            Name: Joseph Samuels
                                            Title: Director

                                            Date: April 15, 1998