Form 10QSB
period 1999-03-31
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 1999-05-17
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999

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

         There  were  5,542,272   shares  of  the   registrant's   common  stock
outstanding as of May 1, 1999.


                 Pioneer Commercial Funding Corp.
                          BALANCE SHEETS
                                                                          March                 December 31
                                                                           1999                     1998
                                                                       (Unaudited)
                              ASSETS
Cash and cash equivalents                                                 $ 2,266,975              $ 1,503,788
Mortgage warehouse loans receivable, net of allowance for loan losses      20,015,724               33,640,202
Loans held for resale, net of allowance for loan losses                       579,993                  705,479
Receivable for loans shipped                                                1,716,969                1,716,969
Accrued interest and fee receivable                                           895,651                  825,340
Notes receivable-current portion                                              670,220                  176,667
Prepaid and other assets                                                      145,331                  180,503
    Total Current Assets                                                   26,290,863               38,748,948
Fixed Assets
    Furniture and equipment                                                   671,173                  634,376
    Proprietary computer software                                             551,114                  551,114
    Leasehold improvements                                                    198,689                  198,689
                                                                            1,420,976                1,384,179
    Less accumulated depreciation and amortization                            699,515                  651,383
        Net Fixed Assets                                                      721,461                  732,796
Investment securities available for sale                                      150,000                  318,750
Notes receivable-noncurrent portion                                         1,076,287                  911,770
Other assets                                                                  460,629                  475,063
        Total Assets                                                     $ 28,699,240             $ 41,187,327

               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage warehouse loans payable                                     $ 21,639,911             $ 33,384,925
    Accounts payable and accrued expenses                                     235,864                  213,646
    Accrued interest and fees                                                 457,054                  777,798
    Due to mortgage banking companies                                         325,844                  220,228
    Deferred loan fees                                                         29,000                   29,000
    Deferred legal fees                                                        66,573                   65,395
        Total Current Liabilities                                          22,754,246               34,690,992
Subordinated debt                                                           1,626,000                1,726,000
        Total Liabilities                                                  24,380,246               36,416,992
Commitments and Contingencies
Stockholders' Equity:
Common  stock  - $.01  par  value;  authorized  20,000,000  shares;  issued  and outstanding - 5,542,272 at March 31, 1999
  and December 31, 1998                                                        55,423                   55,423
Additional paid-in capital                                                 14,556,952               14,556,952
Accumulated deficit                                                       (10,218,381)              (9,935,790)
Accumulated other comprehensive income                                        (75,000)                  93,750
Total Stockholders' Equity                                                  4,318,994                4,770,335
Total Liabilities and Stockholders' Equity                               $ 28,699,240             $ 41,187,327


 The accompanying notes are an integral part of these statements.
                                                                 F1

                                                                Pioneer Commercial Funding Corp.
                                                                STATEMENTS OF OPERATIONS

                                               For the three month periods ended March 31, 1999 and 1998
                                                                                 (Unaudited)



                                                                          1999                     1998
                                                                    ------------------       ------------------
Income:
Interest income                                                             $ 806,254              $ 1,387,817
Commissions and facility fees                                                  31,333                   48,000
Processing fees                                                               245,185                  586,990
                                                                    ------------------       ------------------
    Total Income                                                            1,082,772                2,022,807
                                                                    ------------------       ------------------
Interest and Fee Costs:
Interest expense-warehouse and lines of credit                                784,481                1,119,404
Bank charges and facility fees                                                 25,000                   37,500
Bank processing fees                                                           19,398                   27,495
                                                                    ------------------       ------------------
    Total Interest and Fee Costs                                              828,879                1,184,399
                                                                    ------------------       ------------------
                                                                    ------------------       ------------------
Net Interest and Fee Income                                                   253,893                  838,408
                                                                    ------------------       ------------------
Other Operating Expense:
Compensation and benefits                                                     255,088                  226,865
Depreciation and amortization                                                  48,132                   13,884
Professional fees                                                             115,691                   95,762
Utilities                                                                       8,890                   15,223
Rent                                                                           48,259                   44,058
Repairs and maintenance                                                         1,486                    4,926
Other                                                                          75,293                  117,304
                                                                    ------------------       ------------------
    Total Other Operating Expenses                                            552,839                  518,022
                                                                    ------------------       ------------------
                                                                    ------------------       ------------------
    Income (loss) from operations                                            (298,946)                 320,386
                                                                    ------------------       ------------------
Other Income and Expense:
Interest income - other                                                        18,333                   21,984
Interest expense-other                                                         (1,178)                  (1,178)
Equity in loss of affiliate                                                         -                  (25,000)
                                                                    ------------------       ------------------
    Total Other Income and Expense                                             17,155                   (4,194)
                                                                    ------------------       ------------------
    Income (Loss) Before Taxes Based on Income                               (281,791)                 316,192
Provision for taxes based on income                                               800                   10,000
                                                                    ==================       ==================
    Net Income (Loss)                                                      $ (282,591)               $ 306,192
                                                                    ==================       ==================

Basic and Diluted Income (Loss)
    Per Share of Common Stock                                                 $ (0.05)                  $ 0.06
                                                                    ==================       ==================

Weighted Average Number of Shares                                           5,542,272                5,519,800
                                                                    ==================       ==================

                                                               The  accompanying
notes are an integral part of these statements.

                                                                Pioneer Commercial Funding Corp.
                                                    STATEMENTS OF COMPREHENSIVE INCOME

                                               For the three month periods ended March 31, 1999 and 1998
                                                                                 (Unaudited)


                                                                        March 31,                March 31,
                                                                          1999                     1998
                                                                    ------------------       ------------------

Net income (loss)                                                          $ (282,591)               $ 306,192

Change in unrealized gain on investment in
  securities available for sale                                              (168,750)                (207,000)


                                                                    ==================       ==================
Comprehensive net income (loss)                                            $ (451,341)                $ 99,192
                                                                    ==================       ==================

                                                The accompanying notes are an integral part of these statements.

                                                                                Pioneer Commercial Funding Corp.

                                                                      STATEMENT
                                                                      OF CHANGES
                                                                      IN
                                                                      STOCKHOLDERS'
                                                                      EQUITY For
                                                                      the  three
                                                                      month
                                                                      period
                                                                      ended
                                                                      March  31,
                                                                      1999
                                                                                       (Unaudited)


                                                                  Additional                           Other            Total
                                                  Common           Paid-in        Accumulated     Comprehensive    Stockholders'
                                                   Stock           Capital          Deficit       Income (Loss)       Equity
                                               ---------------  ---------------  ---------------  ---------------  ---------------

Balance at December 31, 1998                        $ 55,423     $ 14,556,952     $ (9,935,790)        $ 93,750      $ 4,770,335



Change in unrealized gain on
investment in securities available
for sale                                                                                               (168,750)        (168,750)

Net (loss) for period                                                                 (282,591)                         (282,591)

                                              ===============  ===============  ===============  ===============  ===============
Balance at March 31, 1999                            $ 55,423     $ 14,556,952    $ (10,218,381)       $ (75,000)     $ 4,318,994
                                               ===============  ===============  ===============  ===============  ===============


            The accompanying notes are an integral part of these statements.


                                                                Pioneer Commercial Funding Corp.
                                                               STATEMENTS     OF
                                              CASH  FLOWS  For the  three  month
                                              periods  ended  March 31, 1999 and
                                              1998

(Unaudited)

                                                                                    March 31,            March 31,
                                                                                      1999                  1998
                                                                                 ----------------     -----------------
Cash Flows from Operating Activities:
Net income (loss)                                                                 $  (282,591)        $      306,192

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization
                                                                                          48,132                13,884
(Increase) decrease in --
    Mortgage warehouse loans receivable
                                                                                      13,624,478           (1,895,056)
    Loans held for resale
                                                                                         125,486                     -
    Accrued interest receivable
                                                                                        (70,311)             (267,427)
    Prepaid expenses
                                                                                          35,172               (2,601)
    Notes receivable
                                                                                       (658,070)                     -
    Other assets
                                                                                          14,434              (12,677)
Increase (decrease) in --
    Accrued interest payable
                                                                                       (320,744)               548,949
    Due to mortgage banking companies
                                                                                         105,616              (62,823)
    Accounts payable and accrued expenses
                                                                                          22,218                11,014
                                                                                 ----------------     -----------------
    Net Cash Provided by (Used in) Operating Activities
                                                                                      12,643,820           (1,360,545)
                                                                                 ----------------     -----------------

Cash Flows from Investing Activities:
Purchase of fixed assets
                                                                                        (36,797)             (245,013)
Investment in and advances to joint venture
                                                                                               -             (132,500)
Deposits on furniture and fixtures
                                                                                               -              (56,900)
                                                                                 ----------------     -----------------
    Net Cash Used in Investing Activities
                                                                                        (36,797)             (434,413)
                                                                                 ----------------     -----------------

Cash Flows from Financing Activities:
Net increase (decrease) in borrowings used in operations,
    net of issuance costs
                                                                                    (11,745,014)             1,816,598
Increase in deferred expenses
                                                                                           1,178                 1,178
Repayment of subordinated debt
                                                                                       (100,000)                     -
Net proceeds from issuance of stock
                                                                                               -               241,000
                                                                                 ----------------     -----------------
    Net Cash (Used) Provided by Financing Activities
                                                                                    (11,843,836)             2,058,776
                                                                                 ----------------     -----------------


Net Increase in Cash
                                                                                         763,187               263,818

Cash and Cash Equivalents at the Beginning of the Period
                                                                                       1,503,788             2,972,845
                                                                                 ----------------     -----------------

Cash and Cash Equivalents at the End of the Period                                   $ 2,266,975          $  3,236,663

                                                                                 ================     =================

Supplemental Disclosure of Cash Flow Information:
    Interest paid                                                                    $   563,605        $      636,027

                                                                                 ================     =================
    Income taxes paid                                                               $        829           $         -
                                                                                 ================     =================

Non Cash Financing Activities
Conversion of mortgage loans receivable to notes receivable                         $  658,070              $         -

                                                                                 ================     =================

                    The accompanying notes are an integral part of these statements.


                                                 Pioneer Commercial Funding Corp..
                                                       NOTES TO FINANCIAL STATEMENTS
                                                               March 31, 1999
                                                                (Unaudited)




         1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         In the opinion of management, the accompanying unaudited financial statements for Pioneer Commercial Funding Corp. (the Company) contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 1999 and December 31, 1998 (audited), the results of operations, comprehensive income, stockholders' equity and cash flows for three month periods ended March 31, 1999 and 1998. The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

         The  accompanying  unaudited  interim  financial  statements  have been prepared in accordance with instructions to Form 10-Q and certain other foreign  agencies  regulating  financial  reports for  publicly  traded investor companies and,  therefore,  do not include all information and
         footnotes   required  to  be  in  conformity  with  generally  accepted accounting  principles.  The  financial  information  provided  herein, including the information under the heading,  "Management's  Discussion and  Analysis of Financial  Condition  and Results of  Operations,"  is
         written with the  presumption  that the users of the interim  financial statements  have read,  or have access to, the  Company's  December 31,
         1998 audited financial statements and notes thereto,  together with the
         Management's Discussion and Analysis of Financial Condition and Results
         of  Operations  as of  December  31,  1998 and for the year then  ended included  in the  Company's  filings on April 15,  1999 with the SEC on
         Form 10-KSB.


         2.  LOANS HELD FOR RESALE

         In 1997, the Company in accordance with its loan and security agreement took possession from a customer in the process of liquidating under Chapter 7 of the Bankruptcy Code, 37 loans it funded having an aggregate value of $4.5 million. The Company has a perfected interest in the loans and during 1998 sold 32 of the loans at a net discount of $72,070. One loan in the amount of $132,090 was sold in the first quarter of 1999 for $125,486. The four loans unsold at March 31, 1999 with an original loan amount of $566,026, together with holdback receivables on sold loans of $180,945, are held at net realizable value which includes a reserve of $166,978.
















         3.  RECEIVABLE FOR LOANS SHIPPED

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

         4.  NOTES RECEIVABLE



         On November 18, 1998, as  settlement  was reached with a guarantor of a mortgage banking customer's defaulted line of credit. The guarantor was also a Company stockholder. Pursuant to the settlement, an entity which is an affiliate of Leedan (Note 7) accepted $530,000 of the guarantor's recognized debt to the Company in exchange for the  guarantor's  shares in the  Company.  This entity paid the Company  $176,667 and issued two notes of $176,667 each with  maturity  dates of August 23, 1999 and May
         23, 2000, respectively. Interest is payable quarterly at an annual rate of 8.25% commencing
         three months after the November 23, 1998 date of issuance.                                                $   353,334

         Pursuant to the settlement  stated above, the guarantor also issued two notes  to  the  Company  in  the  amounts  of  $265,103  and  $470,000, respectively.  Interest is payable quarterly at an annual rate of prime plus 1/2% commencing three months after the
         November 18, 1998 date of issuance.  Both notes mature November 18, 2000.                                   735,103

         On March 29, 1999, a settlement  was reached with two clients and their guarantor  wherein  the  remaining  loans  on each  client's  line  and interest  and fees due through  October 31, 1998 were  replaced  with a note from each  client  guaranteed  by the  client's  guarantor  in the amounts of $453,430 and $204,640, respecitvely, each payable in
         sixteen equal monthly installments plus interest at an annual rate of 10%.                                  658,070
                                                                                                          ------------------

                                                                                                    Total          1,746,507
                                                                                     Less current portion            670,220
                                                                                                                $  1,076,287
                                                                                                          ------------------

                                                                                                          ------------------














         5.   INVESTMENT IN AND ADVANCES TO PIONEER HOME FUNDING

         On April 16, 1997 the Company  entered into a joint  venture  agreement with  Maryland  Financial  Corporation  (?MFC?)  to form  Pioneer  Home
         Funding,  LLC, a California  Limited Liability  Company,  (?PHF?).  The
         Company  accounts  for  this  investment  on  the  equity  method.  The agreement  provides that the Company and MFC would maintain 80% and 20%
         ownership  interests,   respectively,  in  PHF.  An  amendment  to  the
         agreement was made on October 31, 1997.  This  amendment  provides that the Company would contribute  $40,000 for a 20 percent interest in PHF.
         In  addition,  the Company may from time to time,  at its option,  make loans to PHF as needed. Under this agreement the Company has the option to convert  loans made to PHF into an 80%  interest in PHF. As of March
         31,  1999,  the Company  has  advanced  as a loan  receivable  $275,345 against which the Company has reserved $110,000 as uncollectable.

         6.  INVESTMENT IN FIDELITY FIRST MORTGAGE CORP. (FFIR)

         On July 7, 1997 the Company purchased 300,000 shares at $.75 per share of Fidelity First Mortgage Corp., NASDAQ (FFIR) for a total investment of $225,000. FFIR shares closed on March 31, 1999 at $.50 per share.
         Fidelity First Mortgage is based in Columbia, Maryland and funds conforming and non-conforming single family residential mortgages in Maryland, Virginia, Delaware, Florida, North and South Carolina.

     7.  LINE OF CREDIT AND  CAPITAL MAINTENANCE AGREEMENT

On February 18, 1999, Bank One renewed the credit facility with a borrowing limit of $40,000,000 through April 30, 1999. On April 12, 1999, the Company was notified by the Bank that they believe the Company will be able to negotiate an extension of the line of credit agreement. In addition, they indicated that a six month extension, if needed, would most probably be granted. Effective June
30, 1998 Leedan Business Enterprise Ltd. (?Leedan?), a 49% owner of the Company entered into a Capital Maintenance Agreement with Bank One wherein Leedan will cause capital contributions or subordinated debt advances, up to $2 million, to be made to the Company in order to maintain an adjusted Company net worth of a least $8 million, upon official written request by Bank One. This agreement will continue in effect until the Company has paid its obligation to Bank One and Bank One terminates its commitment to supply the Company credit (See also Note
8).

8.   SUBORDINATE DEBT

On November 26, 1997, the Company issued $1,000,000 in subordinated debt as part of a $4 million private placement. The private placement provided for a minimum purchase of $250,000 (1 unit) with each unit obtaining 7,500 Warrants that allow for the purchase of 7,500 shares. The exercise price of the shares is equal to the price of the Company?s stock as of the date of issue of the subordinated debt. The Company has 30,000 Warrants outstanding (7,500 per unit for 4 units).
The subordinated debt carries an interest rate of 10% per annum and matures on November 25, 2002. The Company?s stock price on November 26, 1997 was $2.875 On
September  11,  1998 three  subordinated  debt  advances  pursuant to the Leedan
Capital Maintenance Agreement (See also Note 7) were made to the Company totaling $726,000 secured by notes. The notes are due when a replacement for the Bank One lending facility is in place, with interest paid quarterly at 11% per annum. During the first quarter of 1999, $100,000 of the subordinate debt was repaid.









Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  General


From March of 1997 to October 30, 1998, the Company had a credit agreement with Banc One, Texas, N.A. (?Bank One?). Pursuant to the Credit Agreement, most recently amended February 18, 1999, Bank One provided the Company with up to a $40,000,000 revolving line of credit through April 30, 1999. On April 12, 1999, the Company was notified by the Bank that they believe the Company will be able to negotiate an extension of the line of credit agreement. In addition, they indicated that a six month extension, if needed, would most probably be granted. As collateral security for its indebtedness to Bank One under the Credit Agreement, the Company has granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loans funded by the Company with proceeds of the Bank One credit line and all mortgages or other forms of collateral securing the funding of such loans. In addition, Leedan Business Enterprise Ltd., a 49.2% shareholder of the Company, has guaranteed Bank One, that it will maintain the Company?s net worth (including subordinated debt) at a minimum level of $8 million, up to an additional investment or loan of $2 million.


Results  of Operations


Three Month Period Ended March 31, 1999 Compared with the Three Month Period Ended March 31, 1998.

Revenues. During the three month period ended March 31, 1999 revenues decreased from $2,022,807 for the three month period ended March 31, 1998 to $1,082,772. The volume of loan fundings during the three month periods ended March 31, 1999 and 1998 totaled approximately $90 million and $130 million, respectively. Such decreases in revenues, loan funding, interest and processing fees were due to the decrease in loan volume experienced by the Company during the latter period. The reduction in loan volume was due to the reduction in the Company's line of credit from Bank One and the number and amount of stale loans in the Company's portfolio of loans that take up space on the Company's line of credit but do not yield processing or interest income.

During the three month period ended March 31, 1999, the Company financed a total of 1,043 loans totaling $89,600,679 with a weighted average principal amount of $85,907 for an average duration of 42 days per borrowing which amounts included 1,004 loans funded through bank borrowings aggregating $87,109,263 in weighted average principal amounts of $86,762. During the three month period ended March 31, 1998, the Company financed a total of 2,316 loans totaling $130,772,172 with a weighted average principal amount of $56,465 for a duration of 33 days per borrowing which amounts included 2,209 loans funded through bank borrowings aggregating $127,096,217 in weighted average principal amounts of $57,536.

Direct Costs. During the three month periods ended March 31, 1999 and 1998, interest expense and other bank charges accrued on the Company?s revolving line of credit amounted to $828,879 and $1,184,399, respectively. The decrease in interest expense and bank fees was due to a decrease in the use of the Company's bank credit facility engendered by the above-described decrease in credit limit.

Other Operating Expenses. The Company's other operating expenses of $552,839 during the three month period ended March 31, 1999 consisted primarily of salary and benefits of $255,088; accounting and legal fees of $115,691; rent of $48,259 and depreciation of $48,132. The Company's operating expenses of $518,022 during the three month period ended March 31, 1998 consisted primarily of salaries and benefits of $226,865 and legal and accounting fees of $95,762 and rent of $44,058.

Net Loss Versus Net Income. During the three month period ended March 31, 1999 the Company incurred a net loss of $282,591 primarily due to the reduction in volume of business and the burden of non-performing loans in the portfolio. During the three months the Company?s volume of business was reduced as a result of the tightening of investor cash available for customer loans, particularly ?125? loans which previously comprised a substantial portion of the number of loans funded by the Company. 125 loans are bill consolidation loans with high loan to value ratios that are more dependant on the borrower?s credit than the underlying real estate value. Income from operations for the three months ended March 31, 1998 of $306,192 resulted from high volumes of loans, including 125 loans, which preceded the funds shortage that lead to the recent reduction in lines of credit, loan volume and the increase in stale loans.

Liquidity and Capital Resources.
At March 31, 1999, the Company had cash of $2,266,975, working capital of $3,536,617 and a current ratio of 1.16 to 1. At the Company's year end of December 31, 1998, it reflected cash of $1,503,788, working capital of $4,057,956 and a current ratio of 1.2 to 1.

Cash Flow.
During the three months ended March 31, 1999 the Company was able to provide $763,187 net increase in cash flows, primarily as a result of reducing loans receivable. For the three months ended March 31, 1998, the Company generated $263,818 of net cash primarily due to borrowings, issuances of stock.

The Company believes that its cash flows from operations and continuing lines of credit will be sufficient to meet its financing requirements for at least the next twelve month period.

Year 2000 Computer Readiness.
The Year 2000 (?Y2K?) issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has two basic computer functions, accounting and collateral tracking. Date sensitive calculations such as fees and interest charges and due dates on loans comprising the Company?s warehouse loans receivable and payable would be negatively effected if the accounting and collateral tracking systems were not compliant after the end of 1999. The Company, with the assistance of outside software contractors, is in the process of changing its accounting and collateral tracking computer systems from non-compliant systems run on AS400 hardware to a compliant system run on a Windows NT network. Final implementation of fully tested and operationally Y2K compliant systems is projected to be complete by the end of the second quarter of 1999. Cost incurred to date for computer system enhancement, which includes work flow technology and collateral document scanning for electronic storage as well as Y2K compliance, is approximately $385,000 which is included in equipment and software fixed assets. Additional cost to complete the project are expected to be less than $65,000. The Company?s banks and lender have communicated that they will be Y2K compliant by the end of 1999. No other third party Y2K compliance is expected to have a material impact on the operations of the Company.

Other.

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

Part II           Other Information

                           Item 6   Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                  The following document has been filed exclusively with the Securities and Exchange Commission:

           Exhibit No.  27        Description Financial Data Schedule

                           (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter for which this report has been filed.

                                      SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pioneer Commercial Funding Corp.


                                          By
                                             John O'Brien
                                             Principal Financial Officer

Dated: May  17, 1999