Form 10QSB
period 1999-06-30
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 1999-08-19
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549

                                                FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999

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

         There  were  2,771,136   shares  of  the   registrant's   common  stock
outstanding as of August 15, 1999.


                 Pioneer Commercial Funding Corp.
                          BALANCE SHEETS
                                                                         June 30,               December 31
                                                                           1999                     1998
                                   (Unaudited)
                              ASSETS
Cash and cash equivalents                                                 $ 1,588,022              $ 1,503,788
Mortgage warehouse loans receivable, net of allowance for loan losses      10,957,831               33,640,202
Loans held for resale, net of allowance for loan losses                       579,993                  705,479
Receivable for loans shipped                                                1,716,969                1,716,969
Accrued interest and fee receivable                                           938,939                  825,340
Notes receivable-current portion                                              704,091                  176,667
Prepaid and other assets                                                      131,342                  180,503
    Total Current Assets                                                   16,617,187               38,748,948
Fixed Assets
    Furniture and equipment                                                   732,745                  634,376
    Proprietary computer software                                             551,114                  551,114
    Leasehold improvements                                                    198,689                  198,689
                                                                            1,482,548                1,384,179
    Less accumulated depreciation and amortization                            747,647                  651,383
        Net Fixed Assets                                                      734,901                  732,796

Investment securities available for sale                                      120,000                  318,750
Notes receivable-noncurrent portion                                           911,770                  911,770
Other assets                                                                  296,133                  475,063
        Total Assets                                                     $ 18,679,991             $ 41,187,327

               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage warehouse loans payable                                     $ 11,888,091             $ 33,384,925
    Accounts payable and accrued expenses                                     210,660                  213,646
    Accrued interest and fees                                               1,327,927                  777,798
    Due to mortgage banking companies                                         158,590                  220,228
    Deferred loan fees                                                         29,000                   29,000
    Deferred legal fees                                                        67,751                   65,395
        Total Current Liabilities                                          13,682,019               34,690,992
Subordinated debt                                                           1,626,000                1,726,000
        Total Liabilities                                                  15,308,019               36,416,992
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 20,000,000 shares;
  issued and outstanding - 2,771,136 at June 30, 1999
  and December 31, 1998                                                        55,423                   55,423
Additional paid-in capital                                                 14,556,952               14,556,952
Accumulated deficit                                                       (11,135,403)              (9,935,790)
Accumulated other comprehensive income                                       (105,000)                  93,750
Total Stockholders' Equity                                                  3,371,972                4,770,335
Total Liabilities and Stockholders' Equity                               $ 18,679,991             $ 41,187,327

          The accompanying notes are an integral part of these statements.

                           Pioneer Commercial Funding Corp.
                            STATEMENTS OF OPERATIONS

                                               For the three and six month periods ended June 30, 1999 and 1998
                                                                                 (Unaudited)


                                                     Three Months Ended June 30              Six Months Ended June 30
                                                    1999               1998               1999               1998
                                              -----------------  -----------------  -----------------  -----------------
Income:
Interest income                                      $ 355,329        $ 1,300,758        $ 1,161,583        $ 2,688,575
Commissions and facility fees                           26,625             94,096             57,958            142,096
Processing fees                                        147,100            524,155            392,285          1,111,145
                                              -----------------  -----------------  -----------------  -----------------
    Total Income                                       529,054          1,919,009          1,611,826          3,941,816
                                              -----------------  -----------------  -----------------  -----------------
Interest and Fee Costs:
Interest expense-warehouse and lines of credit         340,690          1,146,217          1,125,171          2,265,621
Bank charges and facility fees                          22,917             37,500             47,917             75,000
Bank processing fees                                    11,028             26,293             30,426             53,788
                                              -----------------  -----------------  -----------------  -----------------
    Total Interest and Fee Costs                       374,635          1,210,010          1,203,514          2,394,409
                                              -----------------  -----------------  -----------------  -----------------
Net Interest and Fee Income                            154,419            708,999            408,312          1,547,407
Loan loss provision                                    508,643            382,472            508,643            382,472
                                                                                                       -----------------
                                              -----------------  -----------------  -----------------  -----------------
                                                      (354,224)           326,527           (100,331)         1,164,935
                                              -----------------  -----------------  -----------------  -----------------
Other Operating Expense:
Compensation and benefits                              216,127            261,291            471,215            488,156
Depreciation and amortization                           48,132             51,646             96,264             65,530
Professional fees                                      178,233             19,758            293,924            115,520
Utilities                                                8,555             11,800             17,445             27,023
Rent                                                    54,238             59,654            102,497            103,712
Repairs and maintenance                                    689              3,055              2,175              7,981
Other                                                   74,923            135,605            150,216            252,909
                                              -----------------  -----------------  -----------------  -----------------
    Total Other Operating Expenses                     580,897            542,809          1,133,736          1,060,831
                                              -----------------  -----------------  -----------------  -----------------
    Income (loss) from operations                     (935,121)          (216,282)        (1,234,067)           104,104
                                              -----------------  -----------------  -----------------  -----------------
Other Income and Expense:
Interest income - other                                 19,277             19,172             37,610             41,156
Interest expense-other                                  (1,178)            (1,178)            (2,356)            (2,356)
Equity in loss of affiliate                                  -            (25,000)                 -            (50,000)
                                              -----------------  -----------------  -----------------  -----------------
    Total Other Income and Expense                      18,099             (7,006)            35,254            (11,200)
                                              -----------------  -----------------  -----------------  -----------------
    Income (Loss) Before Taxes Based on Income        (917,022)          (223,288)        (1,198,813)            92,904
Provision for taxes based on income                          -                  -                800             10,000
                                              =================  =================  =================  =================
    Net Income (Loss)                               $ (917,022)        $ (223,288)      $ (1,199,613)          $ 82,904
                                              =================  =================  =================  =================

Basic and Diluted Income (Loss)
    Per Share of Common Stock                          $ (0.33)           $ (0.08)           $ (0.43)            $ 0.03
                                              =================  =================  =================  =================

Weighted Average Number of Shares                    2,771,136          2,771,136          2,771,136          2,765,335
                                              =================  =================  =================  =================

                                                  The accompanying notes are an integral part of these statements.


                                                                Pioneer Commercial Funding Corp.
                                                    STATEMENTS OF COMPREHENSIVE INCOME

                                               For the three and six month periods ended June 30, 1999 and 1998
                                                                                 (Unaudited)


                                                 Three Months Ended June 30                      Six Months Ended June 30
                                                1999                  1998                    1999                 1998
                                          ------------------   -------------------      ------------------   ------------------

Net income (loss)                                $ (917,022)           $ (223,288)           $ (1,199,613)            $ 82,904

Change in unrealized gain on investment in
  securities available for sale                     (30,000)             (243,750)               (198,750)            (450,750)

                                          ==================   ===================      ==================   ==================
Comprehensive net income (loss)                  $ (947,022)           $ (467,038)           $ (1,398,363)          $ (367,846)
                                          ==================   ===================      ==================   ==================


                          Pioneer Commercial Funding Corp.
                            STATEMENTS OF CASH FLOWS
             For the six month periods ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                    June 30,              June 30,
                                                                                      1999                  1998
                                                                                 ----------------     -----------------
Cash Flows from Operating Activities:
Net income (loss)                                                                   $ (1,199,613)             $ 82,904
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
Depreciation and amortization                                                             96,264                65,530
Loan loss reserve                                                                        508,643
(Increase) decrease in --
    Mortgage warehouse loans receivable                                               22,173,728            (4,417,820)
    Loans held for resale                                                                125,486             2,552,234
    Accrued interest receivable                                                         (113,599)             (679,629)
    Prepaid expenses                                                                      49,161                 8,053
    Notes receivable                                                                    (527,424)                    -
    Other assets                                                                         178,930                (3,292)
Increase (decrease) in --
    Accrued interest payable                                                             550,129              (560,857)
    Due to mortgage banking companies                                                    (61,638)              398,567
    Accounts payable and accrued expenses                                                 (2,986)             (128,055)
                                                                                 ----------------     -----------------
    Net Cash Provided by (Used in) Operating Activities                               21,777,081            (2,682,365)
                                                                                 ----------------     -----------------

Cash Flows from Investing Activities:
Purchase of fixed assets                                                                 (98,369)             (249,745)
Investment in and advances to joint venture                                                    -              (274,623)
Deposits on furniture and fixtures                                                             -               (57,578)
                                                                                 ----------------     -----------------
    Net Cash Used in Investing Activities                                                (98,369)             (581,946)
                                                                                 ----------------     -----------------

Cash Flows from Financing Activities:
Net increase (decrease) in borrowings used in operations,
    net of issuance costs                                                            (21,496,834)              367,029
Increase in deferred expenses                                                              2,356                 2,356
Repayment of subordinated debt                                                          (100,000)
Net proceeds from issuance of stock                                                            -               241,000
                                                                                 ----------------     -----------------
    Net Cash (Used) Provided by Financing Activities                                 (21,594,478)              610,385
                                                                                 ----------------     -----------------


Net Increase in Cash                                                                      84,234            (2,653,926)

Cash and Cash Equivalents at the Beginning of the Period                               1,503,788             2,972,845
                                                                                 ----------------     -----------------

Cash and Cash Equivalents at the End of the Period                                   $ 1,588,022             $ 318,919
                                                                                 ================     =================

Supplemental Disclosure of Cash Flow Information:
    Interest paid                                                                      $ 563,605           $ 2,319,816
                                                                                 ================     =================
    Income taxes paid                                                                      $ 829                   $ -
                                                                                 ================     =================

Non Cash Financing Activities
Conversion of mortgage loans receivable to notes receivable                            $ 658,070                   $ -
                                                                                 ================     =================


The accompanying notes are an integral part of these statements.



                                               Pioneer Commercial Funding Corp..
                                                 NOTES TO FINANCIAL STATEMENTS
                                                         June 30, 1999
                                                          (Unaudited)






1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements for Pioneer Commercial Funding Corp. (the Company) contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30, 1999 and December 31, 1998 (audited), the results of operations, comprehensive income, stockholders' equity and cash flows for three and six month periods ended June 30, 1999 and 1998. The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

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




2.  LOANS HELD FOR RESALE

In 1997,  the Company in accordance  with its loan and security  agreement  took possession from a customer in the process of liquidating  under Chapter 7 of the
Bankruptcy  Code, 37 loans it funded having an aggregate  value of $4.5 million.
The Company has a perfected interest in the loans and during 1998 sold 32 of the loans at a net discount of $72,070.  One loan in the amount of $132,090 was sold in the first  quarter of 1999 for  $125,486.  The four loans  unsold at June 30,
1999  with  an  original  loan  amount  of  $566,026,   together  with  holdback
receivables on sold loans of $180,945,  are held at net  realizable  value which includes a reserve of $166,978.

3.  RECEIVABLE FOR LOANS SHIPPED

During October 1997, the Company warehoused $1.7 million in mortgages for the same customer as described in Note 2 above, who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank.
The investor  mis-wired the funds to the conduit's bank,  Corestates  Bank, N.A.
The conduit's bank has refused to return the funds. The Company has commenced legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Banc One Texas, N.A.
("Bank One"), has joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. Although it is impossible to assess with accuracy the ultimate outcome of this matter, management is confident that it will recover the funds.


4.  NOTES RECEIVABLE

On November 18,  1998,  a settlement  was reached with a guarantor of a mortgage banking  customer's  defaulted line of credit.  The guarantor was also a Company stockholder.  Pursuant to the  settlement,  an entity  which is an  affiliate of
Leedan  (Note 7) accepted  $530,000 of the  guarantor's  recognized  debt to the
Company in exchange for the guarantor's shares in the Company.  This entity paid the Company  $176,667 and issued two notes of $176,667 each with maturity  dates of August 23, 1999 and May 23, 2000, respectively. Interest is payable quarterly at an annual rate of 8.25%  commencing  three months after the November 23, 1998
date of issuance.                                                                    $ 353,334

Pursuant to the settlement  stated above, the guarantor also issued two notes to the Company in the amounts of $265,103 and $470,000,  respectively.  Interest is payable  quarterly at an annual rate of prime plus 1/2% commencing  three months after the  November 18, 1998 date of  issuance.  Both notes mature  November 18,
2000.                                                                                  735,103

On March 29, 1999, a settlement was reached with two clients and their guarantor wherein the  remaining  loans on each  client's  line and  interest and fees due through  October 31, 1998 were replaced with a note from each client  guaranteed by the client's guarantor in the amounts of $453,430 and $204,640, respectively, each payable in sixteen  equal monthly  installments  plus interest at an annual rate of 10%.  Through  June 30, 1999 the balance has been  reduced by  principal
payments of $205,646.                                                                  452,424

On May 5, 1999 the Company loaned $75,000 to Royalty  Records.  Royalty issued a note payable in nine equal  payments of principal and interest at 16% commencing
no later than December 1, 1999.                                                         75,000
                                                                                  -----------------

                                                                       Total         1,615,861
                                                        Less current portion           880,758
                                                                                  -----------------
                                                                                      $735,103
                                                                                   -----------------


                                                                                                           -----------------
                                                                                                           -----------------

                                                                                                           -----------------

5.   INVESTMENT IN AND ADVANCES TO PIONEER HOME FUNDING

On April 16, 1997 the Company entered into a joint venture agreement with Maryland Financial Corporation ("MFC") to form Pioneer Home Funding, LLC, a
California Limited Liability Company, ("PHF". The Company accounts for this investment on the equity method. The agreement provides that the Company and MFC would maintain 80% and 20% ownership interests, respectively, in PHF. An amendment to the agreement was made on October 31, 1997. This amendment provides that the Company would contribute $40,000 for a 20 percent interest in PHF. In addition, the Company may from time to time, at its option, make loans to PHF as needed. Under this agreement the Company has the option to convert loans made to PHF into an 80% interest in PHF. As of June 30, 1999, the Company has advanced as a loan receivable $275,345, which has been fully reserved.

6.  INVESTMENT IN FIDELITY FIRST MORTGAGE CORP. (FFIR)

On July 7, 1997 the Company purchased 300,000 shares at $.75 per share of Fidelity First Mortgage Corp., NASDAQ (FFIR) for a total investment of $225,000.
FFIR shares were last traded on April 23, 1999 at $.25 per share. On May 6, 1999
FFIR issued a 50 to 1 reverse stock split, reducing the Company's number of shares to 6,000. Fidelity First Mortgage is based in Columbia, Maryland and funds conforming and non-conforming single family residential mortgages in Maryland, Virginia, Delaware, Florida, North and South Carolina.

7.  LINE OF CREDIT AND  CAPITAL MAINTENANCE AGREEMENT

Effective  April 30, 1999, Bank One renewed the credit facility with a borrowing limit of $35,000,000 through June 29, 1999 and $30,000,000 through September 30,
1999.  The  extended  line of credit is  effectively  reduced  by the  amount of
ineligible   loans   (primarily   those  over  60  days  old,  which  amount  to
approximately  $6 million).  Effective June 30, 1998 Leedan Business  Enterprise
Ltd. ("Leedan"),  a 49% owner of the Company entered into a Capital Maintenance
Agreement  with Bank One wherein  Leedan  will cause  capital  contributions  or subordinated debt advances, up to $2 million, to be made to the Company in order to maintain an adjusted  Company net worth of a least $8 million,  upon official written  request by Bank One. This  agreement  will continue in effect until the
Company  has  paid its  obligation  to Bank  One and  Bank  One  terminates  its commitment to supply the Company credit (See also Note 8).

8.   SUBORDINATE DEBT

On November 26, 1997, the Company issued $1,000,000 in subordinated debt as part of a $4 million private placement. The private placement provided for a minimum purchase of $250,000 (1 unit) with each unit obtaining 7,500 Warrants that allow for the purchase of 7,500 shares. The exercise price of the shares is equal to the price of the Company's stock as of the date of issue of the subordinated debt. The Company has 30,000 Warrants outstanding (7,500 per unit for 4 units).
The subordinated debt carries an interest rate of 10% per annum and matures on November 25, 2002. The Company's stock price on November 26, 1997 was $2.875 On
September  11,  1998 three  subordinated  debt  advances  pursuant to the Leedan
Capital Maintenance Agreement (See also Note 7) were made to the Company totaling $726,000 secured by notes. The notes are due when a replacement for the Bank One lending facility is in place, with interest paid quarterly at 11% per annum. During the first quarter of 1999, $100,000 of the subordinate debt was repaid

9. SUBSEQUENT EVENTS

On July 23,  1999,  the  Company  effected a two for one  reverse  stock  split.
Accordingly, the number of shares issued and outstanding was reduced from 5,542,272 to 2,771,136.

On July 30, 1999 the Company entered into an agreement to sell the Company's furniture, fixtures, equipment and software to Princap Mortgage Warehouse, Inc.
for $800,000. The agreement includes an option for Princap to purchase some or all of the remaining loans in the Company's portfolio of loans at book value. As a result of this transaction, the Company will effectively exit the mortgage warehouse lending business and use the remaining capital to invest in an alternative business. The proposed transaction is planned to close in escrow before September 15, 1999 and is subject to stockholder approval.

The accompanying pro forma balance sheets present the financial position of the Company as of June 30, 1999 before and after adjustments, explained below, for the expected effects of the sale of the furniture, equipment and software to Princap Mortgage Warehouse, Inc. (Princap) for $800,000 and the effects of the possible sale of the Company's mortgage warehouse loans to Princap for net book value plus accrued fees and interest on such loans. In addition, the number of shares issued and outstanding at June 30, 1999 of 5,542,272 has been adjusted to reflect the two for one reverse stock split effective July 23, 1999. No other substantial changes are expected to impact the financial position of the Company between June 30, 1999 and the expected date of the Princap transaction. The adjustments are as follows:

a.       Cash received from Princap
b.       Sale of  furniture,  computer  equipment  and  licensed  software
c.       Sale of proprietary software
d. Reduction of accumulated depreciation related to furniture, equipment and software
e.       Income from sale of furniture, equipment and software
f. Cash from sale of mortgage warehouse loans plus related accrued fees and interest less line of credit reduction related to mortgage warehouse loans
g. Sale of mortgage warehouse loans h. Sale of related accrued fees and interest
i.       Reduction in line of credit related to mortgage warehouse loans
j. Number of shares issued and outstanding reflects two for one reverse stock split

In the opinion of management, the accompanying unaudited balance sheets for Pioneer Commercial Funding Corp. (the Company) contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30, 1999.

The accompanying unaudited interim balance sheets have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein is written with the presumption that the users of the pro forma balance sheet have read, or have access to, the Company's December 31, 1998 audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1998 and for the year then ended included in the Company's filings on April 15, 1999 with the SEC on Form 10-KSB.



                                                                                    Pioneer Commercial Funding Corp.
                                                                                        PRO FORMA BALANCE SHEET
                                                                                        June  30, 1999 (Unaudited)


                                                                                             After                           After
                                                                        Fixed Asset       Fixed Asset    Possible          Possible
                                                          June 30, 1999    Sale              Sale        Loan Sale        Loan Sale
                                                         ----------------------------    ----------------------------    ---------
                         ASSETS
Cash and cash equivalents                                  $ 1,588,022     $ 800,000  1a   $ 2,388,022    $ 8,679  1f    $ 2,396,701
Mortgage warehouse loans receivable, net of allowance for lo10,957,831                      10,957,831 (10,957,831) 1g            -
Loans held for resale, net of allowance for loan losses        579,993                         579,993                      579,993
Receivable for loans shipped                                 1,716,969                       1,716,969                    1,716,969
Accrued interest and fee receivable                            938,939                         938,939   (938,939) 1h            -
Notes receivable-current portion                               880,758                         880,758                      880,758
Prepaid and other assets                                       131,342                         131,342                      131,342
                                                         ----------------------------    ----------------------------    ----------
    Total Current Assets                                    16,793,854       800,000        17,593,854   (11,888,091)     5,705,763
                                                         ----------------------------    ----------------------------    ----------
Fixed Assets
    Furniture and equipment                                    732,745      (732,745) 1b             -                          -
    Proprietary computer software                              551,114      (551,114) 1c             -                           -
    Leasehold improvements                                     198,689                         198,689                      198,689
                                                         ----------------------------    ----------------------------    ----------
                                                             1,482,548    (1,283,859)          198,689             -        198,689
    Less accumulated depreciation and amortization             747,647      (712,587) 1d        35,060                       35,060
                                                         ----------------------------    ----------------------------    ----------
        Net Fixed Assets                                       734,901      (571,272)          163,629             -        163,629
                                                         ----------------------------    ----------------------------    ----------

                Investment securities available for sale       120,000                         120,000                      120,000
Notes receivable-noncurrent portion                            735,103                         735,103                      735,103
Deposits on furniture and equipment                                  -                               -                           -
Other assets                                                   296,133                         296,133                      296,133
                                                         ============================    ============================    ==========
        Total Assets                                      $ 18,679,991     $ 228,728      $ 18,908,719 $ (11,888,091)    $7,020,628
                                                         ============================    ============================    ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage warehouse loans payable                      $ 11,888,091                    $ 11,888,091 $ (11,888,091) 1i  $ -
    Accounts payable and accrued expenses                      210,660                         210,660                      210,660
    Accrued interest and fees                                1,327,927                       1,327,927                    1,327,927
    Due to mortgage banking companies                          158,590                         158,590                      158,590
    Deferred loan fees                                          29,000                          29,000                       29,000
    Deferred legal fees                                         67,751                          67,751                       67,751
                                                         ----------------------------    ----------------------------    ----------
        Total Current Liabilities                           13,682,019             -        13,682,019   (11,888,091)     1,793,928
                                                         ----------------------------    ----------------------------    ----------

Subordinated debt                                            1,626,000                       1,626,000                    1,626,000
                                                         ----------------------------    ----------------------------  ------------
        Total Liabilities                                   15,308,019             -        15,308,019   (11,888,091)     3,419,928
                                                         ----------------------------    ----------------------------  ------------
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 20,000,000 shares;
  issued and outstanding - 2,771,136 at June 30, 1999           55,423          1j              55,423                       55,423
Additional paid-in capital                                  14,556,952                      14,556,952                   14,556,952
Accumulated deficit                                        (11,135,403)      228,728  1e   (10,906,675)                 (10,906,675)
Accumulated other comprehensive income                        (105,000)                       (105,000)                    (105,000)
                                                         ----------------------------    ---------------------------- -------------
Total Stockholders' Equity                                   3,371,972       228,728         3,600,700             -      3,600,700
                                                         ----------------------------    ---------------------------- -------------
                                                         ============================    ============================ =============
Total Liabilities and Stockholders' Equity                $ 18,679,991     $ 228,728      $ 18,908,719 $ (11,888,091)   $ 7,020,628
                                                         ============================    ============================  =============


                                                          The accompanying notes are an integral part of this statement


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  General


Since March of 1997 the Company has had a revolving line of credit with Bank One. The credit limit on the line has fluctuated from $25 million initially to $60 million at its peak and is presently at $30 million. The line presently expires September 30, 1999. As collateral security for its indebtedness to Bank One under the Credit Agreement, the Company has granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loans funded by the Company with proceeds of the Bank One credit line and all mortgages or other forms of collateral securing the funding of such loans. In addition, Leedan Business Enterprise Ltd., a 49.2% shareholder of the Company, has guaranteed Bank One, that it will maintain the Company's net worth (including subordinated debt) at a minimum level of $8 million, up to an additional investment or loan of $2 million.

As a result of losses incurred due to the burden of carrying $1,716,969 in non-producing receivable for loans shipped since 1997, the related strain on the Company's relationship with its lender, the shortage of liquid funds supplying the secondary market for 125 and other high loan to value residential mortgages, the effect such shortage has had on several of the Company's customers, and the prospect of a reduced line of credit and continued losses, the Company has decided to exit the warehouse mortgage banking business. Accordingly, the Company has entered into an agreement to sell the operational assets of the Company with an option for the purchaser to acquire some or all of the Company's loan portfolio. The proposed transaction is planned to close in escrow before September 30, 1999, subject to stockholder approval Results of Operations


Six month Period Ended June 30, 1999 Compared with the Six month Period Ended June 30, 1998.

Revenues. During the six month period ended June 30, 1999 revenues decreased from $3,941,816 for the six month period ended June 30, 1998 to $1,611,826. The volume of loan fundings during the six month periods ended June 30, 1999 and 1998 totaled approximately $90 million and $130 million, respectively. Such decreases in revenues, loan funding, interest and processing fees were due to the decrease in loan volume experienced by the Company during the latter period. The reduction in loan volume was due to the reduction in the Company's line of credit from Bank One and the number and amount of stale loans in the Company's portfolio of loans that take up space on the Company's line of credit but do not yield processing or interest income.

During the six month period ended June 30, 1999, the Company financed a total of 1,653 loans totaling $137,697,482 with a weighted average principal amount of $83,302 for an average duration of 46 days per borrowing which amounts included 1,606 loans funded through bank borrowings aggregating $134,855,950 in weighted average principal amounts of $83,970. During the six month period ended June 30, 1998, the Company financed a total of 4,550 loans totaling $264,616,522 with a weighted average principal amount of $58,157 for a duration of 33 days per borrowing which amounts included 4,435 loans funded through bank borrowings aggregating $260,636,307 in weighted average principal amounts of $58,768.

Direct Costs. During the six month periods ended June 30, 1999 and 1998, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $1,203,514 and $2,394,409, respectively. The decrease in interest expense and bank fees was due to a decrease in the use of the Company's bank credit facility engendered by the above-described decrease in credit limit.

Other Operating Expenses. The Company's other operating expenses of $1,133,736 during the six month period ended June 30, 1999 consisted primarily of salary and benefits of $471,215; accounting and legal fees of $293,924; rent of $102,497 and depreciation of $96,264. The Company's operating expenses of $1,060,831 during the six month period ended June 30, 1998 consisted primarily of salaries and benefits of $488,156 and legal and accounting fees of $115,520, rent of $103,712 and depreciation of $65,530.

Net Loss Versus Net Income. During the six month period ended June 30, 1999 the Company incurred a net loss of $1,199,613 primarily due to the reduction in volume of business, the burden of non-performing loans in the portfolio and the recognition of additional reserves of $508,643 against loans and fees receivable. During the six months the Company's volume of business was reduced as a result of the tightening of investor cash available for customer loans, particularly "125" loans which previously comprised a substantial portion of the number of loans funded by the Company. 125 loans are bill consolidation loans with high loan to value ratios that are more dependant on the borrower's credit than the underlying real estate value. Net income for the six months ended June 30, 1998 of $82,904 resulted from high volumes of loans, including 125 loans, which preceded the funds shortage that lead to the recent reduction in lines of credit, loan volume and the increase in stale loans in spite of reserves recorded during the period of $382,472.

Three month Period Ended June 30, 1999 Compared with the Three month Period Ended June 30, 1998.

Revenues. During the three month period ended June 30, 1999 revenues decreased to $529,054 from $1,919,009 for the three month period ended June 30, 1998. The volume of loan fundings during the three month periods ended June 30, 1999 and 1998 totaled approximately $48 million and $134 million, respectively. Such decreases in revenues, loan funding, interest and processing fees were due to the decrease in loan volume experienced by the Company during the latter period. The reduction in loan volume was due to the reduction in the Company's line of credit from Bank One and the number and amount of stale loans in the Company's portfolio of loans that take up space on the Company's line of credit but do not yield processing or interest income.

During the three month period ended June 30, 1999, the Company financed a total of 610 loans totaling $48,096,803 with a weighted average principal amount of $78,847 for an average duration of 48 days per borrowing which amounts included 602 loans funded through bank borrowings aggregating $47,746,687 in weighted average principal amounts of $79,313. During the three month period ended June 30, 1998, the Company financed a total of 2,234 loans totaling $133,844,350 with a weighted average principal amount of $59,912 for a duration of 33 days per borrowing which amounts included 2,226 loans funded through bank borrowings aggregating $133,540,090 in weighted average principal amounts of $59,991.

Direct Costs. During the three month periods ended June 30, 1999 and 1998, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $374,635 and $1,210,010, respectively. The decrease in interest expense and bank fees was due to a decrease in the use of the Company's bank credit facility engendered by the above-described decrease in credit limit.

Other Operating Expenses. The Company's other operating expenses of $580,897 during the three month period ended June 30, 1999 consisted primarily of salary and benefits of $216,127; accounting and legal fees of $178,233; rent of $54,238 and depreciation of $48,132. The Company's operating expenses of $542,809 during the three month period ended June 30, 1998 consisted primarily of salaries and benefits of $261,291, legal and accounting fees of $19,758 and rent of $59,654 and depreciation of $51,646.

Net Loss. During the three month period ended June 30, 1999 the Company incurred a net loss of $917,022 primarily due to the reduction in volume of business and the burden of non-performing loans in the portfolio and the recognition of additional reserves of $508,643 against loans and fees receivable. During the three months the Company's volume of business was reduced as a result of the tightening of investor cash available for customer loans, particularly "125" loans which previously comprised a substantial portion of the number of loans funded by the Company. 125 loans are bill consolidation loans with high loan to value ratios that are more dependant on the borrower's credit than the underlying real estate value. The net loss for the three months ended June 30, 1998 of $223,228 resulted from the reduction in volume of business and the burden of non-performing loans in the portfolio and the recognition of reserves of $382,472 against loans and fees receivable.

Liquidity and Capital Resources.
At June 30, 1999, the Company had cash of $1,588,022, working capital of $3,111,835 and a current ratio of 1.23 to 1. At the Company's year end of December 31, 1998, it reflected cash of $1,503,788, working capital of $4,057,956 and a current ratio of 1.2 to 1.

Cash Flow.
During the six months ended June 30, 1999 the Company was able to provide $84,234 net increase in cash flows, primarily as a result of reducing loans receivable. For the six months ended June 30, 1998, the Company used $2,653,926 of net cash primarily due to the reduction of the line of credit related to stale loans which continued to be unpaid and due to the Company.

The Company believes that its cash flows from operations and continuing lines of credit will be sufficient to meet its financing requirements for the next twelve months.

Year 2000 Computer Readiness.
The Year 2000 (Y2K) issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has two basic computer functions, accounting and collateral tracking. Date sensitive calculations such as fees and interest charges and due dates on loans comprising the Company's warehouse loans receivable and payable would be negatively effected if the accounting and collateral tracking systems were not compliant after the end of 1999. The Company, with the assistance of outside software contractors, is in the process of changing its accounting and collateral tracking computer systems from non-compliant systems run on AS400 hardware to a compliant system run on a Windows NT network. Final implementation of fully tested and operationally Y2K compliant systems is projected to be complete by the end August 1999. Cost incurred to date for computer system enhancement, which includes work flow technology and collateral document scanning for electronic storage as well as Y2K compliance, is approximately $435,000 which is included in equipment and software fixed assets. Additional cost to complete the project are expected to be less than $15,000. The Company's banks and lender have communicated that they will be Y2K compliant by the end of 1999. No other third party Y2K compliance is expected to have a material impact on the operations of the Company.


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

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                             Pioneer Commercial Funding Corp.

                                             By:      John O'Brien
                                                 Principal Financial Officer

Dated: August 19, 1999