Form 10QSB
period 1999-09-30
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 1999-11-17
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                              FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

Commission File Number 0-24940

                              PIONEER COMMERCIAL FUNDING CORP.
            (Exact name of small business issuer as specified in its charter)

         New York                           13-3763437
(State or Other Jurisdiction of             (IRS Employer Identification No.)
Incorporation or Organization)

                      1 Rockefeller Plaza, New York, New York  10020
                  (Address and Zip Code of Principal Executive Offices)

                                                            (212) 218-1850
                                                  Issuer's Telephone Number

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         There  were  2,771,136   shares  of  the   registrant's   common  stock
outstanding as of November 15, 1999.


                 Pioneer Commercial Funding Corp.
                          BALANCE SHEETS
                             (Unaudited)                                  September 30,             December 31
                                                                           1999                     1998

                              ASSETS
Cash and cash equivalents                                                 $ 2,821,701              $ 1,503,788
Mortgage warehouse loans receivable, net of allowance for loan losses       7,285,239               33,640,202
Loans held for resale, net of allowance for loan losses                       579,993                  705,479
Receivable for loans shipped                                                1,716,969                1,716,969
Accrued interest and fee receivable                                         1,120,732                  825,340
Notes receivable-current portion                                              621,832                  176,667
Investment securities available for sale                                      106,000                  318,750
Prepaid and other assets                                                      126,035                  180,503
    Total Current Assets                                                   14,378,501               39,067,698
Fixed Assets
    Furniture and equipment                                                         -                  634,376
    Proprietary computer software                                                   -                  551,114
    Leasehold improvements                                                          -                  198,689
                                                                                    -                1,384,179
    Less accumulated depreciation and amortization                                  -                  651,383
        Net Fixed Assets                                                            -                  732,796

Notes receivable-noncurrent portion                                           735,103                  911,770
Other assets                                                                  192,432                  475,063
        Total Assets                                                     $ 15,306,036             $ 41,187,327


               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage warehouse loans payable                                      $ 8,955,694             $ 33,384,925
    Accounts payable and accrued expenses                                      55,581                  213,646
    Accrued interest and fees                                               1,642,315                  777,798
    Due to mortgage banking companies                                         241,551                  220,228
    Deferred loan fees                                                         29,000                   29,000
    Deferred legal fees                                                        68,144                   65,395
        Total Current Liabilities                                          10,992,285               34,690,992

Subordinated debt                                                           1,626,000                1,726,000
        Total Liabilities                                                  12,618,285               36,416,992
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 20,000,000 shares;
  issued and outstanding - 2,771,136 at September 30, 1999
  and December 31, 1998                                                        55,423                   55,423
Additional paid-in capital                                                 14,556,952               14,556,952
Accumulated deficit                                                       (11,805,624)              (9,935,790)
Accumulated other comprehensive income (loss)                                (119,000)                  93,750
Total Stockholders' Equity                                                  2,687,751                4,770,335
Total Liabilities and Stockholders' Equity                               $ 15,306,036             $ 41,187,327


 The accompanying notes are an integral part of these statements.


                        Pioneer Commercial Funding Corp.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                                           ------------------------------------------------------------------------
                                                                1999               1998                 1999              1998
                                                           ----------------   ---------------      ---------------   --------------
Income:
Interest income                                                  $ 293,508       $ 1,051,828          $ 1,455,091       $ 3,740,403
Commissions and facility fees                                        5,250            42,895               63,208           184,991
Processing fees                                                    100,668           414,690              492,953         1,525,835
                                                           ----------------   ---------------      ---------------   --------------
    Total Income                                                   399,426         1,509,413            2,011,252         5,451,229
                                                           ----------------   ---------------      ---------------   --------------
Interest and Fee Costs:
Interest expense-warehouse and lines of credit                     302,623           863,730            1,427,794          3,129,351
Bank charges and facility fees                                       8,333            37,500               56,250            112,500
Bank processing fees                                                 3,989            20,131               34,415             73,919
                                                           ----------------   ---------------      ---------------   --------------
    Total Interest and Fee Costs                                   314,945           921,361            1,518,459          3,315,770
                                                           ----------------   ---------------      ---------------   --------------
Net Interest and Fee Income                                         84,481           588,052              492,793          2,135,459
Loan loss provision                                                311,055           362,929              819,698            745,401
                                                           ----------------   ---------------      ---------------   --------------
                                                           ----------------   ---------------      ---------------   --------------
                                                                  (226,574)          225,123             (326,905)         1,390,058
                                                           ----------------   ---------------      ---------------   --------------
Other Operating Expense:
Compensation and benefits                                          247,088           302,647              718,303            790,803
Depreciation and amortization                                       48,244            51,000              144,508            116,530
Professional fees                                                  117,695            21,751              411,619            127,271
Utilities                                                            5,994            12,447               23,439             39,470
Rent                                                                43,117            60,186              145,614            163,898
Repairs and maintenance                                                404             4,590                2,579             12,571
Other                                                               78,530           134,877              228,746            397,786
                                                           ----------------   ---------------      ---------------   --------------
    Total Other Operating Expenses                                 541,072           587,498            1,674,808          1,648,329
                                                           ----------------   ---------------      ---------------   --------------
                                                           ----------------   ---------------      ---------------   --------------
   (Loss) from operations                                         (767,646)         (362,375)          (2,001,713)         (258,271)
                                                           ----------------   ---------------      ---------------   --------------
Other Income and Expense:
Interest income - other                                              7,305            20,129               44,915             61,285
Interest expense-other                                                (393)           (1,511)              (2,749)           (3,867)
Gain on disposal of fixed assets                                    90,577                 -               90,577                 -
Non-operating expense                                                    -                 -                    -           (50,000)
                                                           ----------------   ---------------      ---------------   --------------
    Total Other Income and Expense                                  97,489            18,618              132,743             7,418
                                                           ----------------   ---------------      ---------------   --------------
   (Loss) Before Taxes Based on Income                            (670,157)         (343,757)          (1,868,970)         (250,853)
Provision for taxes based on income (loss)                              64            (9,171)                 864                829
                                                           ================   ===============      ===============   ===============
    Net (Loss)                                                  $ (670,221)       $ (334,586)        $ (1,869,834)       $ (251,682)
                                                           ================   ===============      ===============   ===============

Basic and Diluted (Loss)
    Per Share of Common Stock                                      $ (0.24)          $ (0.06)             $ (0.67)          $ (0.05)
                                                           ================   ===============      ===============   ===============

Weighted Average Number of Shares                                2,771,136         5,542,272            2,771,136          5,534,580
                                                           ================   ===============      ===============   ===============

                   The accompanying notes are an integral part of these statements.
                                                            F-2




                                                      Pioneer Commercial Funding Corp.
                                                    STATEMENTS OF COMPREHENSIVE INCOME
                                                               (Unaudited)

                                                        Three Months Ended September 30,       Nine Months Ended September 30,
                                                           -------------------------------------------------------------------------
                                                                1999               1998                1999               1998
                                                           ----------------   ---------------     ----------------   ---------------

Net (loss)                                                      $ (670,221)       $ (334,586)        $ (1,869,834)       $ (251,682)

Change in unrealized gain on investment in
  securities available for sale                                    (24,000)                -             (212,750)         (450,750)


                                                           ================   ===============     ================   ===============
Comprehensive net (loss)                                        $ (694,221)       $ (334,586)        $ (2,082,584)       $ (702,432)
                                                           ================   ===============     ================   ===============




                                            The accompanying notes are an integral part of these statements.
                                                                       F-3


                                                 Pioneer Commercial Funding Corp.
                                                      STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                               Nine Months Ended
                                                                                 --------------------------------------
                                                                                    September 30,      September 30,
                                                                                      1999                  1998
                                                                                 ----------------     -----------------
Cash Flows from Operating Activities:
Net (loss)                                                                          $ (1,869,834)           $ (251,682)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
    Gain on disposal of fixed assets                                                     (90,577)                    -
    Loan loss provision                                                                  819,698               745,401
Depreciation and amortization                                                            144,508               116,530
(Increase) decrease in --
    Mortgage warehouse loans receivable                                               25,535,265            15,937,514
    Loans held for resale                                                                125,486             3,708,241
    Accrued interest receivable                                                         (295,392)             (293,786)
    Prepaid expenses                                                                      54,468               (49,148)
    Notes receivable                                                                    (268,498)                    -
    Other assets                                                                         282,631                (4,170)
Increase (decrease) in --
    Accrued interest payable                                                             864,517              (434,776)
    Due to mortgage banking companies                                                     21,323              (111,739)
    Accounts payable and accrued expenses                                               (158,065)             (279,361)
                                                                                 ----------------     -----------------
    Net Cash Provided by Operating Activities                                         25,165,530            19,083,024
                                                                                 ----------------     -----------------

Cash Flows from Investing Activities:
Purchase of fixed assets                                                                (113,773)             (268,415)
Net proceeds from sale of fixed assets                                                   792,638                     -
Investment in and advances to joint venture                                                    -              (274,623)
Deposits on furniture and fixtures                                                             -               (57,578)
                                                                                 ----------------     -----------------
    Net Cash Provided by (Used in) Investing Activities                                  678,865              (600,616)
                                                                                 ----------------     -----------------

Cash Flows from Financing Activities:
Net (decrease) in borrowings used in operations,
    net of issuance costs                                                            (24,429,231)          (18,827,121)
Increase in deferred expenses                                                              2,749                 3,534
Increase in convertible note                                                            (100,000)              726,000
Net proceeds from issuance of stock                                                            -               241,000
                                                                                 ----------------     -----------------
    Net Cash (Used in) Financing Activities                                          (24,526,482)          (17,856,587)
                                                                                 ----------------     -----------------


Net Increase in Cash                                                                   1,317,913               625,821

Cash and Cash Equivalents at the Beginning of the Period                               1,503,788             2,972,845
                                                                                 ----------------     -----------------

Cash and Cash Equivalents at the End of the Period                                   $ 2,821,701           $ 3,598,666
                                                                                 ================     =================

Supplemental Disclosure of Cash Flow Information:
    Interest paid                                                                      $ 563,605           $ 3,750,546
                                                                                 ================     =================
    Income taxes paid                                                                      $ 864                   $ -
                                                                                 ================     =================

Non Cash Financing Activities
Conversion of mortgage loans receivable to notes receivable                            $ 658,070                   $ -
                                                                                 ================     =================

                                                      The accompanying notes are an integral part of these statements.
                                                                             F-4










                                                   Pioneer Commercial Funding Corp..
                                                     NOTES TO FINANCIAL STATEMENTS
                                                          September 30, 1999
                                                              (Unaudited)




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pioneer Commercial Funding Corp. (the Company) is a mortgage warehouse lender providing short-term financing to mortgage bankers who need to hold the mortgage loans they originate pending the nonrecourse sale of such loans to institutional investors in the secondary mortgage market.

Basis of Presentation

In the opinion of management,  the accompanying  unaudited financial  statements for the  Company  contain  all  adjustments  of a  recurring  nature  considered necessary for a fair presentation of its financial  position as of September 30,
1999  and  December  31,  1998   (audited),   and  the  results  of  operations,
comprehensive  income and cash flows for the three and nine month  periods ended
September 30, 1999 and 1998.  The results of  operations  for the three and nine month periods ended September 30, 1999 and 1998 are not  necessarily  indicative of the Company's results of operations to be expected for the entire year.

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

From March of 1997 until September 30th of 1999 the Company has had a revolving line of credit with Bank One. The credit limit on the line increased from $25 million to $60 million at its peak and decreased to $30 million when the line expired on September 30th. As collateral security for its indebtedness to Bank
One under the Credit Agreement, the Company has granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loans funded by the Company with proceeds of the Bank One credit line and all mortgages or other forms of collateral securing the funding of such loans. In addition, Leedan Business
Enterprises Ltd., a major shareholder of the company, had guaranteed Bank One that it would maintain the Company's net worth through an additional investment or loan of up to $2 million.

As a result of severe losses  incurred due to the burden of carrying  $1,716,969 in non-producing receivables for loans shipped since 1997, the related strain on the Company's  relationship  with its lender,  and to a lesser extent  secondary market  changes,  credit lines to the Company were  reduced.  The Company saw no prospects of operating at a profit  without  increased  lines of credit and such additional  lines no longer  were  available,  causing  the  Company to exit the mortgage warehouse banking business.  Accordingly,  after stockholder  approval, operational assets of the Company were sold.

For the quarter ended September 30, 1999, business activities were in the process of being shut down in an orderly manner. Clients were advised that we would no longer be able to provide them with funding and operational assets were transferred to the purchaser. The number of new loans and total fundings for the period were greatly reduced during this termination process.

At present, no new loans are being funded and every effort is being made to reduce bank indebtedness by selling loans in the Company's possession and by collecting outstanding receivables.

Management is also vigorously pursuing a law suit to recover funds and subsequent damages sustained when approximately $1.7 million was, it believes, misappropriated by a major banking institution and others. Trial is presently scheduled for May, 2000.

In September 1999, the Company sold its furniture, fixtures, equipment and software to Princap Mortgage Warehouse, Inc. for approximately $800,000. The
Company recorded a gain from the sale of this transaction in the amount of $249,293. In addition, the Company moved its operating activities to New York and wrote off the net book value of leasehold improvements in the amount of $158,716. The statement of operations has reflected a net gain from these two transactions in the amount of $90,577.

2.  LOANS HELD FOR RESALE

In 1997, the Company in accordance with its loan and security agreement took possession from a customer in the process of liquidating under Chapter 7 of the Bankruptcy Code, 37 loans it funded having an aggregate value of $4.5 million.
The Company has a perfected interest in the loans and during 1998 sold 32 of the loans at a net discount of $72,070. One loan in the amount of $132,090 was sold in the first quarter of 1999 for $125,486. The four loans unsold at September
30, 1999 with an original loan amount of $566,026, together with holdback receivables on sold loans of $180,945, are held at net realizable value which includes a reserve of $166,978.

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

4.  NOTES RECEIVABLE


On November 18, 1998, as  settlement  was reached with a guarantor of a mortgage banking  customer's  defaulted line of credit.  The guarantor was also a Company stockholder.  Pursuant to the  settlement,  an entity  which is an  affiliate of
Leedan  (Note 7) accepted  $530,000 of the  guarantor's  recognized  debt to the
Company in exchange for the guarantor's shares in the Company.  This entity paid the Company  $176,667 and issued two notes of $176,667 each with maturity  dates of August 23, 1999 and May 23, 2000, respectively. Interest is payable quarterly at an annual rate of 8.25%  commencing  three months after the November 23, 1998 date of issuance.
                                                                                                                  $ 176,667

Pursuant to the settlement stated above, the guarantor also issued two notes to the Company in the amounts of $265,103 and $470,000, respectively. Interest is payable quarterly at an annual rate of prime plus 1/2% commencing three months after the November 18, 1998 date of issuance. Both notes mature November 18, 2000. 735,103

On March 29, 1999, a settlement was reached with two clients and their guarantor wherein the  remaining  loans on each  client's  line and  interest and fees due through  October 31, 1998 were replaced with a note from each client  guaranteed by the client's guarantor in the amounts of $453,430 and $204,640, respectively, each payable in sixteen  equal monthly  installments  plus interest at an annual rate of 10%.  Through  September  30,  1999  the  balance  has been  reduced  by principal payments of $287,905.
                                                                                                                    370,165
On May 5, 1999 the Company loaned $75,000 to Royalty  Records.  Royalty issued a note payable in nine equal  payments of principal and interest at 16% commencing no later than December 1, 1999.

                                                                                                                     75,000
                                                                                                           -----------------

                                                                                                    Total         1,356,935
                                                                                     Less current portion           621,832
                                                                                                           -----------------
                                                                                                                   $735,103

5.   INVESTMENT IN AND ADVANCES TO PIONEER HOME FUNDING

On April 16, 1997 the Company entered into a joint venture agreement with Maryland Financial Corporation ("MFC") to form Pioneer Home Funding, LLC, a California Limited Liability Company, ("PHF"). The Company accounts for this investment on the equity method. The agreement provides that the Company and MFC would maintain 80% and 20% ownership interests, respectively, in PHF. An amendment to the agreement was made on October 31, 1997. This amendment provided that the Company would contribute $40,000 for a 20 percent interest in PHF. In addition, the Company may from time to time, at its option, make loans to PHF as needed. Under this agreement the Company has the option to convert loans made to PHF into an 80% interest in PHF. As of September 30, 1999, the Company has advanced as a loan receivable $294,345 which has been fully reserved.

6.  INVESTMENT IN FIDELITY FIRST MORTGAGE CORP. (FFIR)

On July 7, 1997 the Company purchased 300,000 shares at $.75 per share of Fidelity First Mortgage Corp., NASDAQ (FFIR) for a total investment of $225,000. FFIR shares were last traded on April 23, 1999 at $.25 per share. On May 6, 1999 FFIR issued a 50 to 1 reverse stock split, reducing the Company's number of shares to 6,000. During the three month period ended September 30, 1999, the Company received 1,250 restricted bonus FFIR shares. Fidelity First Mortgage is based in Columbia, Maryland and funds conforming and non-conforming single family residential mortgages in Maryland, Virginia, Delaware, Florida, North and South Carolina.

7.  LINE OF CREDIT AND CAPITAL MAINTENANCE AGREEMENT

Effective April 30, 1999, Bank One renewed the credit facility with a borrowing limit of $35,000,000 through June 29, 1999 and $30,000,000 through September 30, 1999. This line has expired and no formal extension has been granted. The line of credit is effectively reduced by the amount of ineligible loans (primarily those over 60 days old, which aggregate approximately $6 million). Effective June 30, 1998 Leedan Business Enterprise Ltd. (Leedan), a 49% owner of the Company, entered into a Capital Maintenance Agreement with Bank One wherein Leedan would cause capital contributions or subordinated debt advances, up to $2 million, to be made to the Company in order to have maintained an adjusted Company net worth of a least $8 million, upon official written request by Bank One. (See also Note 8).

8.   SUBORDINATED DEBT

On November 26, 1997, the Company issued $1,000,000 in subordinated debt as part of a $4 million private placement. The private placement provided for a minimum purchase of $250,000 (1 unit) with each unit obtaining 7,500 Warrants that allow for the purchase of 7,500 shares. The exercise price of the shares is equal to the price of the Company's stock as of the date of issue of the subordinated debt. The Company has 30,000 Warrants outstanding (7,500 per unit for 4 units). The subordinated debt carries an interest rate of 10% per annum and matures on November 25, 2002. The Company's stock price on November 26, 1997 was $2.875 On September 11, 1998 three additional subordinated debt advances, pursuant to the Leedan Capital Maintenance Agreement (See also Note 7), were made to the Company totaling $726,000 secured by notes. The notes are due when a replacement for the Bank One lending facility is in place, with interest paid quarterly at 11% per annum. During the first quarter of 1999, $100,000 of the subordinated debt was repaid.

9.   COMMON STOCK

On July 23, 1999, the Company effected a two for one reverse stock split. Accordingly, the number of shares issued and outstanding was reduced from 5,542,272 to 2,771,136.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pioneer Commercial Funding Corp. (the Company) is a mortgage warehouse lender providing short-term financing to mortgage bankers who need to hold the mortgage loans they originate pending the nonrecourse sale of such loans to institutional investors in the secondary mortgage market.

General

From March of 1997 until September 30th of 1999 the Company has had a revolving line of credit with Bank One. The credit limit on the line increased from $25 million to $60 million at its peak and decreased to $30 million when the line expired on September 30th. As collateral security for its indebtedness to Bank One under the Credit Agreement, the Company has granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loans funded by the Company with proceeds of the Bank One credit line and all mortgages or other forms of collateral securing the funding of such loans. In addition, Leedan Business Enterprises Ltd., a major shareholder of the company, had guaranteed Bank One that it would maintain the Company's net worth through an additional investment or loan of up to $2 million.

As a result of severe losses incurred due to the burden of carrying $1,716,969 in non-producing receivables for loans shipped since 1997, the related strain on the Company's relationship with its lender, and to a lesser extent secondary market changes, credit lines to the Company were reduced. The Company saw no prospects of operating at a profit without increased lines of credit and such additional lines no longer were available, causing the Company to exit the mortgage warehouse banking business. Accordingly, after stockholder approval, operational assets of the Company were sold.

For the quarter ended September 30, 1999, business activities were in the process of being shut down in an orderly manner. Clients were advised that we would no longer be able to provide them with funding and operational assets were transferred to the purchaser. The number of new loans and total fundings for the period were greatly reduced during this termination process.

At present, no new loans are being funded and every effort is being made to reduce bank indebtedness by selling loans in the Company's possession and by collecting outstanding receivables.

Management is also vigorously pursuing a law suit to recover funds and subsequent damages sustained when approximately $1.7 million was, it believes, misappropriated by a major banking institution and others. Trial is presently scheduled for May, 2000.

Nine month Period Ended September 30, 1999 Compared with the Nine Month Period Ended September 30, 1998.

Revenues. During the nine month period ended September 30, 1999 revenues decreased from $5,451,229 for the nine month period ended September 30, 1998 to $2,011,252. Such decreases in revenues, interest and processing fees were due to the decrease in loan volume experienced by the Company during the latter period while they are winding down operations. The reduction in loan volume was also due to the reduction in the Company's line of credit from Bank One and the number and amount of stale loans in the Company's portfolio of loans that take up space on the Company's line of credit but may not yield processing or interest income.

Direct Costs. During the nine month periods ended September 30, 1999 and 1998, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $1,518,459 and $3,315,770, respectively. The decrease in interest expense and bank fees was due to a decrease in the use of the Company's bank credit facility engendered by the above-described decrease in credit limit.

Other Operating Expense. The Company's other operating expenses of $1,674,808 during the nine month period ended September 30, 1999 consisted primarily of salary and benefits of $718,303, accounting and legal fees of $411,619, rent of $145,614 and depreciation of $144,508. The Company's operating expenses of $1,648,329 during the nine month period ended September 30, 1998 consisted primarily of salaries and benefits of $790,803, legal and accounting fees of $127,271, rent of $163,898 and depreciation of $116,530.

Net Loss. During the nine month period ended September 30, 1999 the Company incurred a net loss of $1,869,834 primarily due to the reduction in volume of business, the burden of non-performing loans in the portfolio and the recognition of additional reserves of $819,698 against loans and fees receivable. During the nine months the Company's volume of business was reduced as a result of the companies decision to exit the mortgage business. Net loss for the nine months ended September 30, 1998 of $251,682 resulted from high volumes of loans, including 125 loans, which preceded the funds shortage that lead to the recent reduction in lines of credit, loan volume and the increase in stale loans in spite of reserves recorded during the period of $745,401.

Three month Period Ended March 30, 1999 Compared with the Three month Period Ended March 30, 1998.

Revenues. During the three month period ended September 30, 1999 revenues decreased to $399,426 from $1,509,413 for the three month period ended September 30, 1998. Such decreases in revenues, loans funding, interest and processing fees were due to the decrease in loan volume experienced by the Company during the latter period. The reduction in loan volume was due to the Company's decision to exit the mortgage business.

Direct Costs. During the three month periods ended September 30, 1999 and 1998, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $314,945 and $921,361, respectively. The decrease in interest expense and bank fees was due to a decrease in the use of the Company's bank credit facility engendered by the above-described decrease in credit limit.

Other Operating Expenses. The Company's other operating expenses of $541,072 during the three month period ended September 30, 1999 consisted primarily of salary and benefits of $247,088, accounting and legal fees of $117,695, rent of $43,117 and depreciation of $48,244. The Company's operating expenses of $587,498 during the three month period ended September 30, 1998 consisted primarily of salaries and benefits of $302,647, legal and accounting fees of $21,751, rent of $60,186 and depreciation of $51,000.


Net Loss. During the three month period ended September 30, 1999 the Company incurred a net loss of $670,221 primarily due to the reduction in volume of business and the burden of non-performing loans in the portfolio and the recognition of additional reserves of $311,055 against loans and fees receivable. During the three months the Company's volume of business was reduced as a result of the Company's decision to exit the mortgage business. The net loss for the three months ended September 30, 1998 of $334,586 resulted from the reduction in volume of business and the burden of non-performing loans in the portfolio and the recognition of reserves of $362,929 against loans and fees receivable.

Liquidity and Capital Resources. At September 30, 1999, the Company had cash of $2,821,701, working capital of $3,280,216 and a current ratio of 1.30 to 1. At the Company's year end of December 31, 1998, it reflected cash of $1,503,788, working capital of $4,057,956 and a current ratio of 1.2 to 1.

Cash Flow. During the nine months ended September 30, 1999 and 1998, the Company was able to provide $1,317,913 and $625,821, respectively, of net increase in cash flows, primarily as a result of reducing loans receivable.

The Company believes that its cash flows from operations and continuing lines of credit will be sufficient to meet its financing requirements for the next twelve months.

Year 2000 Computer Readiness. The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has two basic computer functions, accounting and collateral tracking. Date sensitive calculations such as fees and interest charges and due dates on loans comprising the Company's warehouse loans receivable and payable would be negatively effected if the accounting and collateral tracking systems were not compliant after the end of 1999. The Company, with the assistance of outside software contractors, was in the process of changing its accounting and collateral tracking computer systems from non-compliant systems run on AS400 hardware to a compliant system run on a Windows NT network. The Company's banks and lender have communicated that they will be Y2K compliant by the end of 1999. No other third party Y2K compliance is expected to have a material impact on the operations of the Company. In September 1999, the Company sold all of its fixed assets excluding leasehold improvements (see Note 1).

Other. This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," estimate," "expect," "intend" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will provide to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, the risk of delay in product development and release dates and acceptance of, and demand for, the Company's products.

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

                                        Pioneer Commercial Funding Corp.

                                         By:  Albert Nissim
                                         President, Principal Accounting Officer


Dated: November 17, 1999