Form 10KSB
period 1999-12-31
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 2000-03-31
CIK 867713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIE
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE
                                   ACT OF 1934

                         Commission file number 0-24940
                                     -------
                        Pioneer Commercial Funding Corp.
                 (Name of small business issuer in its charter)

 New York                                   13-3763437
(State or other jurisdiction
 of incorporation or organization)     (I.R.S. Employer Identification No.)

                One Rockefeller Plaza, Suite 2412, New York, N.Y.  10020
                    (Address of principal executive offices)      (Zip Code)

                    Issuer's telephone number (212) 218-1850
                                 ----- --------

Title of each class                    Name of each exchange on which registered

-------------------                     ----------------------------------

Securities registered under Section 12(g) of the Exchange Act:

 Common Stock                                (Title of Class)
 Warrants                                   (Title of class)


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

State issuer's revenues for its most recent fiscal year $2,089,286. As of March 29, 2000, there were 2,771,136 shares of the Registrant's common stock, $.01 par value, issued and outstanding of which 1,070,045 held by non-affiliates of the Issuer. Based on the closing price for shares of common stock on that date, the aggregate market value of the common stock held by non-affiliates of the Issuer was approximately $668,778. For purposes of the foregoing calculation only, all directors and executive officers of the Issuers have been deemed affiliates.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes_____ No _____

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. As of March 29, 2000 there were 2,771,136 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following exhibits are incorporated by reference to the Registrant's Annual Report on Form 10KSB filed for the year ended December 31, 1999 or to the Company's Registration Statement on Form SB-2, Registration No. 33-82838 NY.

Exhibit Number Description

3.1 Certificate of Incorporation

3.2 Certificate of Amendment of the Company's Certificate of Incorporation

3.3 Certificate of Amendment of Certificat of Incorporation of the Company

3.4 By-Laws of the Company

10.1 Credit Agreement between Bank One, Texas, N.A. and the Company

10.3 The Company's Non-Qualified Stock Option Plan

                                     PART I


Item 1. Description of the Business.

General

Pioneer Commercial Funding Corp. ("Pioneer" or the "Company") was engaged in the business of a mortgage warehouse lender providing short-term (generally 10-90 days per loan) financing to small and medium sized mortgage bankers who hold ("warehouse") mortgage loans which they originate pending the nonrecourse sale of such loans to institutional investor agencies in the secondary mortgage market such as the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), and the Federal Home Loan Mortgage Corporation ("FHLMC"); each one referred to herein as an "Agency") and/or accredited financial institutions such as banks, thrifts, insurance carriers and large mortgage bankers (each one and each Agency referred to herein as a "Financial Institution").

Pursuant to an Asset Purchase Agreement dated July 30, 1999 with Princap Mortgage Warehouse, Inc., a California corporation, with its principal office at 23550 Hawthorne Boulevard, Torrance, California ("PMW") the Company has sold to PMW all of its equipment, furniture and other physical assets, all of its computer operating systems, for the sum of $800,000. PMW also had the right to purchase any or all of the customer accounts of the Company for an amount equal to the aggregate outstanding principal balance and all accrued but unpaid fees and interest on such accounts as of the Closing. The Company will continue its collection activities with respect to those accounts which are not purchased by PMW. The Company's shareholders approved the sale on September 21, 1999.

Management of the Company determined that the Company did not meet the revenue objectives for its mortgage warehouse lending business as it was not able to procure credit lines and did not expect the Company to be able to meet these objectives in the foreseeable future. The Company therefore decided to sell its hard assets and explore other business opportunities.

The Company found that the present comparatively high cost to it for borrowed funds and the inability to borrow enough funds to create a sufficient volume of loan transactions resulted in rates of return and total returns that were unacceptable in relation to the degree of risk inherent in lending in the secondary market.

The high cost to the Company for available borrowed mone is due, in large measure, to the fact that, unlike its competitors which are, generally, banking institutions or their affiliates, it was required to borrow funds at the Prime Rate of interest rather than at LIBOR base. This difference often meant as much as a 2% difference in the borrowing rates, thereby having a significant negative effect on the margins for each loan transaction. In addition, unlike banking institutions, which could generally obtain borrowed funds at up to ten to fifteen times their capital, the Company was only able to borrow approximately six times its capital. This resulted in less funds available to make loans; therefore, the volume of transactions and the resulting revenues have been significantly lower than that which could be achieved by the Company's competitors. This problem was significantly exacerbated by a situation which arose in October and November, 1997 in which the Company was unable to gain access to over $1.7 Million of its own funds. This matter is the subject of an ongoing litigation in the Philadelphia Court of Common Pleas, entitled Pioneer Commercial Funding Corporation and Banc One, Texas, N.A. v. American Financial Mortgage Corporation, Thomas F. Flately, Norwest Funding, Inc. and Corestates Bank, N.A. (No. 0885, April Term, 1998) in which the Company has alleged that the defendants have wrongfully diverted approximately $1.7 Million belonging to the Company, representing amounts due for loans made by the Company to a company in the business of originating residential mortgage loans. The unavailability of these funds has further significantly contributed to the Company's inability to generate a sufficient volume of loan transactions by decreasing its borrowing abilities, and the rate at which it could borrow, thereby severely affecting the Company's ability to generate sufficient revenues to make its business economically viable. The defendants in this matter have denied all material allegations of the Company's complaint. The Company makes no representation regarding the likelihood of prevailing in this litigation These high costs of obtaining funds and the difficulty in obtaining adequate levels of funding have resulted in a much slower development for the Company than was originally anticipated.

The high cost of borrowed funds and the low volume of transactions has made the mortgage warehouse lending business unattractive in relation to the risks inherent in this business. Since the loans are in the secondary market, the source for recovery on the loans is frequently limited to the value of the underlying property. This leads to greater risk of recovery on a loan. In addition, since the Company acts as an intermediary as a warehouse lender, it does not receive all the information necessary to fully assess the risk of each loan transaction; therefore, the risk of lending is greater.

Based on these factors, Management decided that the Company's assets would be more efficiently utilized in investment in other businesses; however no other businesses have been identified at this time.

As a result of the sale, the Company no longer has any continuing business operation other than winding up of its operations. The Company is seeking to engage in other business ventures, but there can be no assurance as to when, or if, an economically viable business can be acquired or continued successfully. Management is diligently seeking other opportunities for the Company.


The Company's Bank One, Texas, N.A. Line of Credit.

As of March 31, 1997, the Company entered into a one yea credit agreement (the "Credit Agreement") with Bank One, Texas, N.A. ("Bank One"). Pursuant to the Credit Agreement, Bank One provided the Company with a $25,000,000 revolving line of credit (the "Bank One Credit Line") and the Company paid fees ranging from $17.50 to $12.50 per loan based on monthly loan volume. In addition, based on the type of the loan, the Company pays interest on advances made by Bank One at a variable rate ranging from 1/8% below to 1/8% above Bank One's prime rate of interest (the "Bank One Prime Rate"). The Bank One Prime Rate is the rate quoted from time to time by the Wall Street Journal as the base rate on corporate loans at large U.S. money center commercial banks . As collateral security for its indebtedness to Bank One under the Credit Agreement, the Company has granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loan funded by the Company with proceeds of the Bank One Credit Line and all mortgages or other forms of collateral securing the funding of such loans. On August 25,1997, Bank One amended the credit facility that it provides to the Company to $35,000,000. On September 26,1997 and December 12, 1997 the facility was increased to $50,000,000 and $60,000,000, respectively. On February 18, 1999,

Bank One extended the Stated Termination date to April 30, 1999. In addition, Bank One amended the total Principal Debt of Borrowings so that it may never exceed the lesser of either (a) a $40,000,000 Commitment or (b) the sum of the Borrowing Base plus (i) through and including February 28, 1999, $15,000,000,
(ii) thereafter through March 31, 1999, $10,000,000, and (iii) thereafter through April 30, 1999, $5,000,000. This credit facility was subsequently extended to September 30, 1999. No further extension has been granted.


The Company's Mortgage Banking Company Customers

During the 1999 fiscal year, the Company funded 1972 loans aggregating $164,256,735 with the three largest customers, which accounted for 49.2 % of its total fundings. The Company funded 466 loans aggregating $28,715,350 for one customer, which accounted for 17.5% of the Company's fundings; 176 loans aggregating $28,108,730 for the second customer, which accounted for 17.1% of the Company's fundings; and 275 loans aggregating $23,970,531 funded for the third customer, which accounted for 14.6% of the Company's fundings.

At December 31, 1999, the Company had no mortgage banking customers.

Mortgage Banking Operations

On April 16, 1997, the Company entered into a joint venture agreement with Maryland Financial Corporation ("MFC") to form Pioneer Home Funding, LLC, a California limited liability company ("PHF"). The Company accounts for this investment on the equity method. The agreement provides that the Company and MFC would maintain a 80 percent and a 20 percent ownership interest, respectively. An amendment to the agreement was made on October 31, 1997. This amendment provides that the Company would contribute $40,000 for a 20 percent interest in PHF. In addition, the Company may from time to time make loans to PHF as needed. Under this agreement the Company has the option to convert loans made to PHF into an 80 percent interest in PHF. For the year ended December 31, 1999 and the year ended December 31,1998 the Company has made advances to PHF and is reflecting a receivable (included in other assets on the balance sheet) totaling $294,345 and $275,344, respectively. At December 31, 1999, the Company has recorded a reserve aggregating $294,345 against this receivable due to the financial condition of PHF.

Employees

At December 31, 1999 the Company employed one full-time employee The Company believes that its relations with its employee is good.

Item 2. Property

On October 17,1997, the Company entered into a ten year lease to rent 6,846 square feet on the sixteenth floor of an office building at 21700 Oxnard Street, Woodland Hills, California. The monthly base rent during year one through five is $13,692 and for years six through ten is $15,745. This space was sublet to PMW through January 31,2000 at the same rental. The Company is negotiating with the landlord to relinquish or sublease the space.

Item 3. Legal Proceedings.

During October 1997 the Company warehoused mortgages for a customer who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor mis-wired approximately $1.7 Million to the conduit's bank, Corestates Bank, N.A. the conduit's bank has refused to return the funds. The Company commenced legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Bank One Texas, N.A. ("Bank One"), has joined the litigation as a co-plaintiff in support of the Company's position. In addition the company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. Although it is impossible to determine the ultimate outcome of this matter, management believes that it will recover the funds as well as claims for destruction of business. The trial is expected to take place in May,2000.


Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Common Stock and Related Stockholder Matters.

The Common Stock issued by the Company in connection wit the IPO is listed on the Bulletin Board under the symbol "PCFC". The following table sets forth below the high and low sale prices for the Common Stock for the periods indicated:

Quarter Ended           High         Low

March 31, 1998         $ 2.6875      $ 1.75
June 30, 1998          $ 3.25        $ 1.875
September 30, 1998     $2.4375       $ 1.25
December  31, 1998     $ 2.25        $ .25
March 31, 1999         $ 4.00        $ 0.75
June 30, 1999          $ 2.625       $ 1.00
September  30, 1999    $ 1.937       $ 1.00
December 31, 1999      $0.625        $ 0.50

As of December 31, 1999, there were 23 record holders of the Common Stock.

Dividend Policy and Restrictions on Payment of Dividends.

The Company has never paid cash dividends on its Common Stock. Furthermore, the provisions of the plan of reorganization (the "POR") pertaining to the Predecessor's emergence from bankruptcy prohibit the Company from paying any dividends to its common shareholders until the sum of $1,350,000 shall have been paid to the Predecessor's pre-bankruptcy unsecured creditors. As of December 31, 1999, no payment to the unsecured creditors has been made. Further, in accordance with the POR, the Predecessor became obligated to pay certain portions of its net income in satisfaction of said payment obligation to its pre-bankruptcy creditors. Upon consummation of the Merger, the Company became obligated, by operation of law, to comply with such payment obligation and dividend payment prohibition, among other operating restrictions. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future as it intends to retain future earnings to finance the growth of the business. The payment of future cash dividends on the Common Stock will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Board of Directors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the company expects," "will continue," "is anticipated," "estimated,"
"project," "outlook" or similar expressions are intended to identify "forward-looking statements." Pioneer Commercial Funding Corp wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward- looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

General

The Company commenced active operations on June 14, 1993 following its emergence from Chapter 11 bankruptcy proceedings. The Company did not engage in any substantial mortgage warehouse lending activities from the time it emerged from bankruptcy through March 31, 1997. During the nine months ended December 31, 1997 the Company significantly increased its financing facility and began the process of evaluating many new customer relationships. On March 31, 1997 the Company entered into a credit agreement with Bank One. On August 25, 1997, Bank One amended the credit facility that it provided to the Company to $35,000,000. On September 26, 1997 and December 12, 1997 the facility increased to $50,000,000 and $60,000,000, respectively. The line of credit was reduced to $50,000,000 on October 1, 1998 and $40,000,000 on October 30, 1998. As of
August, 1999 the Company sold its assets constituting its mortgage lending business and as a result, the Company does not have any operations at this time. The Company is seeking other business opportunities.

As of December 31, 1998, the Company had 39 customers an had funded 7,569 loans with an aggregate value of $470 million.

As of December 31, 1999, the Company had no customers an funded 1972 Loans with an aggregate value of $164,256,735. The Company is in the process of liquidating such loans.

Results of Operation for Year Ended December 31, 1999 Compared t the Year Ended December 31, 1998.

                  Revenues: The Company's revenues decreased from $6,414,161 for the year ended December 31, 1998 to $2,089,286 for the year ended December 31, 1999. This decrease is attributable to the Company's winding down its mortgage business. Processing fees decreased from $1,752,390 for the year ended December 31, 1998 to $476,743 for the year ended December 31, 1999. Part of the decrease in loan volume is the interest component of revenues (interest charged customers). Interest revenue decreased from $4,424,386 for the year ended December 31, 1998 to $1,553,085 for the year ended December 31, 1998.

Interest and Fee Costs: The Company's direct costs consist of interest and other charges that it pays to its revolving credit line provider. The Company's interest and fee charge for the year ended December 31, 1999 was $1,563,837 as compared to $3,991,137 for the year ended December 31, 1998. This decrease is attributable to the decrease in loan funding volume during 1999.

Loan Loss Provision: The $2,442,899 loan loss provision for the year ended December 31, 1999 and $1,016,450 loan loss provision for the year ended December 31, 1998 were due to the recognition of a discount on the sale of loans during the years and the accrual of a reserve for estimated losses on the future disposition of loans held for sale, mortgage warehouse loans and for uncollectible interest and fees receivable. Management estimates that certain other uncommitted mortgage warehouse loans belonging to customers described above may be sold at discounts significant enough that those customers may be unable to cover the shortage and pay all of the accrued interest and fees thereon. Accordingly, an estimate for these future potential losses has also been established.

Other Operating Expenses: Other operating expenses increased to $2,670,122 for the year ended December 31, 1999 from $2,597,223 for the year ended December 31, 1998. Compensation and benefits decreased from $1,055,972 for the year ended December 31, 1998 to $850,435 for the year ended December 31, 1999 due to the reduction of employees after the decision to exit the mortgage business. It is the Company's intention to dramatically reduce operating costs during the wind down of operations.

Depreciation expense decreased from $202,530 for the yea ended December 31, 1998 to $144,508 for the year ended December 31, 1999 due to the sale of all fixed assets in 1999 (See Note A of Notes to Financial Statements). Fixed assets decreased from $1,384,179 to $-0- and net fixed assets decreased from $732,796 to $-0- at December 31, 1999 from December 31, 1998.

Professional fees, which include accounting, legal fees and consulting, increased to $1,038,257 for the year ended December 31, 1999 from $322,075 for the year ended December 31, 1998 primarily due to the additional legal costs attendant to the lawsuit, more fully described in Item 3, against Corestates Bank, N.A., American Financial Mortgage Corporation and Norwest Funding, Inc.

Rent expense decreased from $210,591 for the year ended December 31, 1998 to $148,840 for the year ended December 31, 1999 due to the sublease of the Woodland Hills, California office to the acquirer of the Company's fixed assets, with a $13,692 base monthly rent after September 1999.

Net Loss:

The Company incurred a net loss of $4,445,262 including loan loss provision of $2,442,899, for the year ended December 31, 1999 compared to net loss of $1,158,753 including loan loss provision of $1,016,450 for the year ended December 31, 1998. The exiting of the mortgage business, and increased loan loss reserves negatively effected the 1999 operations.

Cash Flows:

Operating Activities: In spite of a $4,445,262 loss for the year ended December 31, 1999, the Company generated $28.6 million of cash from operating activities as a result of a reduction in warehouse mortgages receivable of $29.9 million. In the year ended December 31, 1998 the Company generated $14.7 million due to decreases of $12.1 million of mortgage warehouse loans and $3.6 million of loans held for resale.

Investing Activities: In 1999, the Company invested $113,773 in fixed assets and subsequently sold all of its fixed assets and recorded net proceeds on the sale of $792,638.

Financing Activities: In 1999, $28.7 million was used t reduce short term borrowings on the Company's line of credit compared to a $16.7 million reduction in short term line of credit borrowings in 1998. In 1998, $726,000 and $241,000 was generated by the issuance of subordinated debt and common stock compared to the repayment of $100,000 of subordinated debt in 1999.

Liquidity and Capital Resources:

Bank One has not renewed the revolving line of credit with the Company, which was previously extended to September 30, 1999. In 1999, the Company's primary sources of capital, which it employed in its warehouse lending operations, were borrowings under its Bank One line of credit and $1.7 million in subordinated debt.

Item 7. Financial Statements

See pages F-1 to F-20


Item 8. Changes in and Disagreements with Accountants o Accounting and Financial Disclosure.

None



                                    PART III

Item 9. Directors, Executive Officers and Control Persons.

Executive Officers and Directors

The executive officers and directors of the Company are as follows:

Name               Age           Position

Boaz Harel......... 36           Chairman of the Board, Director

M. Albert Nissim... 66           President, Director

David W. Sass...... 64           Secretary

Richard Fried...... 53           Director

Tamar Lieber....... 57           Director

Lynda Davey........ 45           Director

Joseph Samuels..... 69           Director

Boaz Harel was appointed to the Board in November 1996 and elected as Chairman of the Board on July 2, 1997. From 1991 to 1993, Mr. Harel was the founder and managing director of Mashik Business and Development Ltd., an engineering consulting company. From 1993 to 1997, Mr. Harel has been the Managing Director of Leedan Business Enterprise Ltd. ("Leedan"), a publicly-held Israeli company which is the beneficial owner of 58% of the Company's Common Stock. Since January 1994, Mr. Harel has served as a member of the Supervisory Board of ICTS International N.V. and since September 1996, Mr. Harel has served as the Chairman of ICTS USA (1994), Inc., an indirect subsidiary of Leedan. Since 1997 Mr. Harel has been Co-Managing Director of Leedan International Holdings B.V., a principal shareholder of the Company and an indirect wholly-owned subsidiary of Leedan.

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

David W. Sass has been a Director since April, 1998 and has been a practicing attorney in New York City for the past 38 years and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, securities counsel to the Company. Mr. Sass is also a director of Pallet Management Systems, Inc., a company engaged in the manufacture and repair of wooden pallets and other packaging services and a director of BarPoint.Com, Inc. a company that will operate a patent pending search engine and software technology that allows consumers to search for product specific information on the Internet and a member and Vice Chairman of the Board of Trustees of Ithaca College. Mr. Sass earned a B.A. from Ithaca College, a J.D. from Temple University School of Law and an L.L.M. (in taxation) from New York University School of Law.

Richard Fried was appointed to the Predecessor's Board i February 1994 and served as Vice- President of the Predecessor. Upon consummation of the Merger in November 1994, he became a director of the Company. Since June 1991 Mr. Fried has served as President of Medical Systems, Inc., an application software development company, of which he has been a principal shareholder. From February 1993, he has served as President of Montgomery Associates, Inc., a corporation wholly-owned by him, which is engaged in business as an importer-exporter. Since April 1993, Mr. Fried has been a principal shareholder, and has served as President, of Sea Change Systems, Inc., a software tools development company. From April 1993 to May 1994, he was a Branch Manager of LPL Financial Services, a stock brokerage firm, which is an NASD member firm. Since November 1994, Mr. Fried has been a controlling shareholder and has served as President of SMARTpay, Inc., a collection service. From April 1995 he has served as President of Centennial Systems, Inc., a software distribution, sales and service firm of which he is a principal shareholder. Since October 1996, Mr. Fried has been a controlling shareholder, and has served as President, of Leeward Software, Inc., an application software developer. From October 1996 he has also served as President of Windward Software, Inc., a materials management software intellectual property company of which he is also a principal shareholder. From December 1996 he has served as President of Strategic Reporting Systems, Inc., a database report generation software development and distribution firm of which he is a principal shareholder. From April 1997, he has served as managing director of HYCOM USA, Inc., an international software development and distribution company, of which he is a principal shareholder.

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

Item 10. Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to executives of the Company. No executive officer of the Company earned a salary and bonus of more than $100,000 during the 1999 fiscal year. During such fiscal year, the Company did not grant any restricted stock awards or stock appreciation rights to any of its executives.


                                                     Annual Compensation                         Awards
    Name and
 rincipal Position         Fiscal Year      Salary($)         Bonus($)          Other   Annual            Securities
                                                                                Compensation ($)          Underlying
                                                                                                            Option

Boaz Harel*                   1999          $100,000                                                       50,000
Chairman of                   1998(1)       $100,000         $15,000
the Board                     1997(2)       $25,000                                                         7,500


M. Albert Nissim**
President                  1999             $118,385
                           1998(1)          $118,654          $12,000                                      25,000
                           1997(2)          $54,000                                                        45,000

John O'Brien***
Chief Financial
 Officer                   1999             $122,083
                           1998(1)          $58,513

David W. Sass****          1999               $0
Secretary                  1998               $0


* Commenced as Chairman on July 2, 1997.

** Commenced service as President of the Company in the fourth quarter of the 1996 fiscal year.

*** Commenced service as Chief Financial Officer in the second quarter of the 1998 fiscal year and terminated employment in September, 1999.

**** Commenced service as Secretary in the second quarter of the 1998 fiscal year.

(1)  For the Year Ending December 31, 1998
(2)  Nine Months ended December 31, 1997


Compensation of Directors.

The Directors of the Company received cash compensation of $300 per meeting in his or her capacity as a director.

Options Issued to Executives.

The table below sets forth information regarding option grants to executive officers and Directors of the Company.



                                 Number of                                      Exercise Price
Name                      Options Granted                  Per Share                Expiration Date


M. Albert Nissim(1)        25,000                                 $10.00                October, 2002
                           45,000                                 $ 4.50                February, 2002

Boaz Harel(1)              50,000                                 $4.750                 October, 2002
                            7,500                                 $2.250                 January, 2002

Richard Fried(1)           12,000                                $4.250                 October, 2002
                            7,500                                 $2.250                 January, 2002

Tamar Lieber(1)            12,000                                $ 4.250                October, 2002
                            7,500                                $ 2.250                January, 2002

Lynda Davey(1)             12,000                                $ 4.250                October, 2002

Joseph Samuels(1)          12,000                                $4.250                 October, 2002



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

Boaz and Leedan Agreement

The Company has approved a compensation plan for Mr. Boa Harel and/or Leedan Business Enterprises, Ltd. ("Leedan"), the company which provides management services to the Company by making Mr. Harel available to the Company. Leedan is also a principal shareholder of the Company. The plan provides aggregate remuneration to Mr. Harel and/or Leedan of $100,000 per annum plus 5% of the Company's net income pre-tax above $1,000,000 annually. Leedan and Mr. Harel will determine how such compensation will be divided between them. On May 12, 1998 Boaz Harel was awarded a $15,000 bonus, payable in the second quarter in consideration of the Company's performance.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the holdings of the Commo Stock as of March , 2000 by each person or entity known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock and by (1) each director and named executive officer; and (2) all directors and executive officers as a group.


                            Number of Shares          Percent
Name        Title          of Common Stock           of Class

ICTS International N.V.       150,000                 5.4%
Vertrekpassage 226
1118 AV Schiphol Airport
Holland

Lancer Partners L.P.          172,500                6.2%
200 Park Avenue, Ste 3900
New York, NY 10166

Leedan Business
  Enterprise Ltd.             1,188,068(1)           42.9%
("Leedan Business")
8 Shaul Hamelech Blvd.
Tel-Aviv 64733, Israel

Rogosin International B.V.      265,000(3)            9.5%
One Rockefeller Plaza,
Ste. 2412
New York, NY 10020








                                    Number of Shares               Percent
Name                  Title          of Common Stock               of Class

Boaz Harel               Director      1,188,068(1)(2)              42.9%
1 Rockfeller Plaza
Suite 2412
New York, New York
 0020

M. Albert Nissim         President and      70,000(4)                  *
One Rockefeller Plaza    Director
Suite 2412
New York, NY

Tamar Lieber             Director          169,500(5)               5.8%
160 W. 66th Street
Apt. 49B
New York, NY 10023

Richard Fried            Director          25,523(5)                   *
33 Marian Road
Marblehead, MA 01945

Lynda Davey              Director           12,000(5)                 *
1375 Broadway
5th Floor
New York, NY 10018

Joseph Samuels           Director            12,000(5)                *
321 24th Street
Santa Monica, CA 90402

Directors and
Executive
Officers as a
group (6 persons)                            1,492,091(6)              53.8%

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

(2) Does not include three year option for 50,000, vesting 1/3rd each year, exercisable at $4.75 per share nor a three year option for 7,500 shares exercisable at $2.25 per share, vesting 1/3rd each year.

(3) An affiliate to Leedan Business Enterprises Ltd. Shares were purchased in a private transaction.

(4) Includes 45,000 shares of Common Stock exercisable at $4.50 per share which Mr. Nissim has the right to acquire within 60 days from the date hereof upon exercise of an option held by him and 25,000 option exercisable a $10.00 per share at the rate of 1/3rd per year for three years.

(5) Includes 12,000 shares as part of a 3 year option, exercisable at $4.25 per share, vesting at the rate of 1/3rd per year for three years as well as 7,500 shares as part of a three year option exercisable at $2.25 per share, vesting at the rate of 1/3rd per year.

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

Pursuant to the settlement as stated above, the guaranto issued to the Company two installment notes in the amounts of $265,103 and $470,000, respectively. These notes bear interest at a rate of 8.25% per annum and are payable quarterly commencing three months from November 18, 1998, the date of issuance of the notes. Both notes mature November 18, 2000.

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

Item 13. Exhibits & Reports on Form 8-K

(A) The Following financial statements are included in Part II, Item 7:

            Independent Auditors' Report by Lazar, Levine & Felix, LLP for the two years ended December 31, 1999

            Balance Sheets as of December 31, 1999 and 1998.

            Statements of Operations for the two years ended December 31, 1999.

            Statements of Comprehensive Income for the two years ended December 31, 1999.

            Statements of Stockholders' Equity for the two years ended December 31, 1999.

            Statements of Cash Flows for the two years ended December 31, 1999.

            Notes to Financial Statements.

            Schedules are omitted for the reason that they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.

            (B) Reports on Form 8-K. Not applicable.

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

11 Earnings Per Share

27 Financial Data Schedule

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Pioneer Commercial Funding Corp.


We have audited the accompanying balance sheets of Pioneer Commercial Funding Corporation (a New York corporation) as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Commercial Funding Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company is winding down its' mortgage warehouse lending business. The Company has also suffered recurring losses from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     LAZAR LEVINE & FELIX LLP

New York, New York
March 27, 2000

                                         PIONEER COMMERCIAL FUNDING CORP.
                                                  BALANCE SHEETS
                                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                    - ASSETS -

                                                                                                        1999                1998
CURRENT ASSETS:
     Cash and cash equivalents                                                                       $  1,979,395       $ 1,503,788
     Mortgage warehouse loans receivable, net of allowance for loan losses                              1,572,550        33,640,202
     Loans held for resale, net of allowance for loan losses                                              236,179           705,479
     Receivable for loans shipped                                                                       1,716,969         1,716,969
     Accrued interest and fee receivable                                                                  208,256           825,340
     Notes receivable-current portion                                                                   1,067,696           176,667
     Prepaid and other current assets                                                                     138,688           180,503

TOAL CURRENT ASSETS                                                                                     6,919,733         38,748,948

FIXED ASSETS:
     Furniture and equipment                                                                              -                 634,376
     Proprietary computer software                                                                        -                 551,114
     Leasehold improvements                                                                                    -            198,689
                                                                                                                          1,384,179
     Less accumulated depreciation and amortization                                                            -            651,383
       Net fixed assets                                                                                        -            732,796

OTHER ASSETS:
     Investment securities available for sale                                                             108,750           318,750
     Notes receivable - noncurrent portion                                                                -                 911,770
     Other assets                                                                                         192,282           475,063
TOTAL ASSETS                                                                                         $  7,220,765       $41,187,327

                                                - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Mortgage warehouse loans payable                                                                $  4,721,817       $33,384,925
     Accounts payable and accrued expenses                                                                152,131           213,646
     Accrued interest and fees                                                                            511,349           777,798
     Due to mortgage banking companies                                                                    -                 220,228
     Deferred loan fees                                                                                    29,000            29,000
     Deferred legal fees                                                                                   65,395            65,395
TOTAL CURRENT LIABILITIES                                                                               5,479,692        34,690,992
SUBORDINATED DEBT                                                                                       1,626,000         1,726,000
TOTAL LIABILITIES                                                                                       7,105,692        36,416,992


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock - $.01 par value;  authorized  20,000,000  shares;  2,771,134 shares
      issued and outstanding                                                                               27,712            27,712
     Additional paid-in capital                                                                        14,584,663        14,584,663
     Accumulated deficit                                                                              (14,381,052)       (9,935,790)
     Accumulated other comprehensive income (loss)                                                       (116,250)           93,750
TOTAL STOCKHOLDERS EQUITY                                                                                 115,073         4,770,335

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $  7,220,765      $ 41,187,327

   The accompanying notes are an integral part of these financial statements.

                                         PIONEER COMMERCIAL FUNDING CORP.
                                             STATEMENTS OF OPERATIONS
                                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                                        1999                1998
INCOME:
     Interest income                                                                                 $   1,553,085      $ 4,424,386
     Commissions and facility fees                                                                          59,458          237,385
     Processing fees                                                                                       476,743        1,752,390
TOTAL INCOME                                                                                             2,089,286        6,414,161

INTEREST AND FEE COSTS:
     Interest expense - warehouse and lines of credit                                                    1,470,003        3,762,591
     Bank charges and facility fees                                                                         59,228          141,042
     Bank processing fees                                                                                   34,606           87,504

TOTAL INTEREST AND FEES COSTS                                                                            1,563,837         3,991,137

NET INTEREST AND FEE INCOME                                                                                525,449         2,423,024

                                                                                                        (1,917,450)       1,406,574
OTHER OPERATING EXPENSES:
     Compensation and benefits                                                                             850,435        1,055,972
     Depreciation and amortization                                                                         144,508          202,530
     Professional fees                                                                                   1,038,257          322,075
     Loan administration charges                                                                           -                198,756
     Utilities                                                                                              27,954           46,448
     Rent                                                                                                  148,840          210,591
     Repairs and maintenance                                                                                 2,826           13,408
     Other                                                                                                 457,302          547,443

TOTAL OTHER OPERATING EXPENSES                                                                            2,670,122        2,597,223

LOSS FROM OPERATIONS                                                                                     (4,587,572)     (1,190,649)

OTHER INCOME AND (EXPENSE):
     Interest income - other                                                                                53,002           77,799
     Interest expense - other                                                                               (2,749)          (5,099)
     Miscellaneous income                                                                                    2,579               25
     Equity in loss of affiliate                                                                           -                (40,000)
     Gain from sale of fixed assets                                                                         90,577               -

TOTAL OTHER INCOME AND EXPENSE                                                                             143,409           32,725

LOSS BEFORE TAXES                                                                                       (4,444,163)      (1,157,924)

     Provision for taxes                                                                                 1,099                  829

NET LOSS                                                                                               $(4,445,262)     $(1,158,753)


BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK                                                     $       (1.60)       $   (.42)

WEIGHTED AVERAGE NUMBER OF SHARES                                                                        2,771,134        2,768,260

                        PIONEER COMMERCIAL FUNDING CORP.
                       STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                                        1999                1998

NET LOSS                                                                                            $   (4,445,262)    $ (1,158,753)

     Change in unrealized gain on investment in securities available for sale                             (210,000)        (713,250)

COMPREHENSIVE NET LOSS                                                                              $   (4,655,262)    $ (1,872,003)







                        PIONEER COMMERCIAL FUNDING CORP.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                             Additional                                 Other              Total
                                             Common           Paid-In           Accumulated         Comprehensive      Stockholders'
                                             Stock            Capital             Deficit           Income (Loss)          Equity

Balance, December 31, 1997 as
  previously reported                      $  54,423        $   14,316,952    $    (8,777,037)      $    807,000       $  6,401,338

One  for  two   reverse   stock  split       (27,211)               27,211                 -                  -                  -
 effective June 29, 1999

Balance, December 31, 1997                    27,212           14,344,163        (8,777,037)             807,000          6,401,338

Issuance  of  50,000  shares of common          500              240,500           -                     -                  241,000
stock on January 21, 1998 converting
November 26, 1997 options

Change   in    unrealized    gain   on            -                -                 -                  (713,250)          (713,250)
 investment in securities available
 for sale

Net loss                                          -                     -          (1,158,753)                -          (1,158,753)

Balance, December 31, 1998                   27,712           14,584,663           (9,935,790)             93,750          4,770,335

Change   in    unrealized    gain   on            -         -                      -                     (210,000)        (210,000)
 investment in securities for sale

Net loss                                                                           (4,445,262)                -          (4,445,262)

Balance, December 31, 1999                 $  27,712        $   14,584,663    $   (14,381,052)      $   (116,250)      $    115,073



                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                                       1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                      $   (4,445,262)      $(1,158,753)
     Adjustments  to  reconcile  net  loss  to net  cash
 provided  by  (used  in)  operating activities:
        Depreciation and amortization                                                              144,508                  202,530
        Loan loss reserve and provision for bad debts                                              1,782,719                775,136
        Gain from sale of fixed assets                                                             (90,577)                    -
        Note receivable written off                                                                75,000                      -
        Equity in loss of affiliate                                                                -                         40,000
     (Increase) decrease in:
        Mortgage warehouse loans receivable                                                        29,935,861            12,070,883
        Loans held for resale                                                                      160,300                3,625,170
        Accrued interest receivable                                                                617,084                  105,316
        Prepaid expenses                                                                           41,815                   (80,596)
        Notes receivable                                                                           603,813
        Other assets                                                                               282,781                  (50,064)
     Increase (decrease) in:
        Accrued interest payable                                                                   (61,515)                (269,334)
        Due to mortgage banking companies                                                          (220,228)               (409,193)
        Accounts payable and accrued expenses                                                      (266,449)               (149,223)
          Net cash provided by operating activities                                              28,559,850              14,701,872

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                                      (113,773)               (380,537)
     Investment in and advances to joint ventures                                                  -                        (90,869)
     Net proceeds from sale of fixed assets                                                         792,638                   -
          Net cash provided by (used in) investing activities                                       678,865                (471,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) in borrowings used in operations                                               (28,663,108)         (16,671,235)
     Increase in deferred expenses                                                                 -                          4,712
     Increase in subordinated debt                                                                 -                        726,000
     Payment of subordinated debt                                                                  (100,000)                   -
     Net proceeds from issuance of stock                                                                    -               241,000
          Net cash (used by) financing activities                                               (28,763,108)            (15,699,523)

NET INCREASE (DECREASE) IN CASH                                                                     475,607             (1,469,057)

    Cash and cash equivalents at the beginning of year                                            1,503,788              2,972,845

CASH AND CASH EQUIVALENTS AT THE END OF YEAR                                                   $  1,979,395             $1,503,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest                                                                                    $ 1,540,309             $4,037,024
     Income taxes                                                                                $     1,099             $      829

NONCASH FINANCING ACTIVITIES:
     Conversion of mortgage loans receivable to notes receivable                                 $   658,072             $1,088,437

The accompanying notes are an integral part of these financial statements.

NOTE A - NATURE OF OPERATIONS:

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

Pioneer's Reorganization:

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

Operations:

The Company was engaged in the business of mortgage warehouse lending which primarily consists of providing lines of credit, in the form of "warehouse financing," to mortgage banking companies to enable them to close real estate loans on single family, owner-occupied dwellings and sell such loans to investors in the secondary market. The Company obtained its funds to provide such financing from third-party funding sources with which it had available lines of credit and from its own sources. The Company's loans receivable from the mortgage banking companies are secured by an interest in the underlying real property which are then assigned to the Company's funding sources. Investor groups who purchase the mortgages (which generally occurs within 10 to 45 days from the time the Company makes the loan) remit the proceeds directly to the Company in satisfaction of the loan and interest receivable from the mortgage banking company. The Company will simultaneously use the funds to pay off its loan and accrued interest payable to its funding sources. The Company's primary sources of income from operations were processing fees received from the mortgage banking company for each loan financed and the interest rate spread (usually 1.75%) between the rate at which the Company borrowed from its funding source and the rate it charged the mortgage banking company. The Company's customers fund loans throughout the United States.

The Company's operations were subject to certain risks which are inherent to its industry. Its results of operations depended heavily upon the ability of its mortgage banking customers to originate mortgage loans. This ability was largely dependent upon general economic conditions in the geographic areas that the Company serves. Because these general economic conditions fluctuate, there was no assurance that prevailing economic conditions would always favor the Company's business and operations. In addition, mortgage banking firms have historically experienced a wide range of financial results, from highly profitable to highly unprofitable. These financial results were due to many factors which affect most, if not all, firms in the mortgage banking business at about the same time. Three of these factors which predominate were: changes in mortgage interest rates, the availability of affordable credit, and the state of the domestic economy. These three factors, among others, affect the demand for new and used housing and thus the demand for financing and refinancing of mortgages. Lastly, although the Company's mortgage banking customers should have a commitment for each loan from an approved third-party agency ("Agency") before the Company would extend mortgage warehouse financing, there was no guarantee that the Agency would, in fact, accept the mortgage loan when delivered due to certain deficiencies in the loan or other unanticipated circumstances which may exist. If for any reason an Agency did not accept the mortgage loan, and the Company's mortgage banking customer was unable to pay back its obligation to the Company through other means, the Company would find itself the owner of a long-term loan of less than market value instead of short-term bridge financing receivable.

In September 1999, the Company pursuant to an Asset Purchase Agreement dated July 30, 1999 with Princap Mortgage Warehouse, Inc. ("PMW"), sold to PMW all of its equipment, furniture and other physical assets and all its computer operating systems for the sum of $800,000. As a result of this sale, the Company moved its operations to New York and no longer has any continuing business operations other than winding up its operations which includes collection activities with respect to outstanding loans.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:

The accompanying financial statements, which are prepared in conformity with generally accepted accounting principles, require the use of estimates made by management. The most significant estimates with regard to these financial statements relate to the valuation allowance for estimated losses on the disposition of stale loans and uncollectable interest and fees, for deferred income taxes and the estimated obligations due under the POR, as more fully described in Notes M and P, respectively. Actual results may differ from those assumed in management's estimates.

Cash and Cash Equivalents:

Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

Income Taxes:

The Company utilizes SFAS 109 "Accounting for Income Taxes" which requires use of the asset and liability approach of providing for income taxes. This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see also Note K).

Revenue Recognition:

The Company recognizes revenue at the time a mortgage loan receivable is funded. Interest income is recorded on the accrual basis in accordance with the terms of the customer loan and security agreement.

Loan Fees:

Loan processing fees are capitalized and recognized as an adjustment of the yield of the related loan in accordance with SFAS No. 91.

Basic and Diluted Earnings (Loss) Per Share of Common Stock:

Net earnings or loss per share is calculated in accordance with Statement of Financial Standards No. 128, Earnings Per Share ("SFAS 128"), which superseded APB Opinion No. 15. Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all stock options and warrants were exercised.

For the years ended December 31, 1999 and 1998, the exercise price exceeded the average sale price for most options and warrants, and the impact of conversion of the warrants and options would have been antidilutive or immaterial. Therefore, the options and warrants were not considered in the calculation of earnings (loss) per common share.

Concentration of Credit Risk/Fair Value:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments and mortgage warehouse loans receivable.

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

As of December 31, 1999 and 1998, the fair value of cash and cash equivalents, receivables, obligations under accounts payable and debt instruments approximate the carrying value.

Marketable Securities:

At December 31, 1999 and 1998, marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are included in shareholders' equity as other comprehensive income (loss).

Fixed Assets:

Fixed assets (which were sold during 1999) were recorded at cost. Depreciation of fixed assets was provided on a straight-line basis as follows:

    Furniture and equipment                          3 - 10 years
    Proprietary computer software                         5 years

Maintenance and repairs are expensed as incurred. Leasehold improvements are amortized over the useful life of the asset or the lease, whichever is shorter. Proprietary computer software consisted of a set of computer programs that were developed internally by the Company for the use in its business and were not for resale to the other mortgage finance companies (see also Note A).

Depreciation and amortization expense for the years ended December 31, 1999 and 1998 aggregated $144,508 and $202,350, respectively.

Advertising Costs:

Advertising costs, which are included in general and administrative expenses, are expensed as incurred. For the years ended December 31, 1999 and 1998, advertising costs aggregated $3,338 and $45,593, respectively.

Comprehensive Income:

In 1997, the Company adopted Statement of Financing Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes new rules for the reporting and display of other comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income.

Segments of an Enterprise and Related Information:

In 1998, the Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting on operating segments. The Company has determined that no operating segment outside of its core business met the quantitative thresholds for separate reporting. Accordingly, no separate information has been reported.

Reclassifications:

Certain reclassifications have been made to conform prior years data to the current format.

NOTE C - GOING CONCERN UNCERTAINTY:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company is winding down its mortgage warehouse lending business, has sustained substantial operating losses over the last two years and has used substantial amounts of working capital in its operations. Management of the Company determined that the Company did not meet the revenue objectives for its mortgage warehouse lending business and did not expect the Company to be able to meet these objectives in the foreseeable future. The Company therefore decided to sell all its operating assets and will explore other business opportunities.

In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE D - MORTGAGE WAREHOUSE LOANS RECEIVABLE/PAYABLE:

Loans receivable are generally due within sixty days from the date funded, with an average outstanding period of 33 days and interest payable ranging from prime plus 1.75% to prime plus 2.0%. Similarly, all of the related loans payable are due within the same time frame. During the fiscal year ended March 31, 1997, the Company obtained a $25 million revolving line of credit pursuant to a security agreement between the Company and Bank One, Texas, N.A. ("Bank One"). The Company pays interest on advances at the "prime rate" of interest, quoted from time to time by the Wall Street Journal plus or minus one-eighth of a percent. As collateral security for its indebtedness to Bank One the Company granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loan funded by it with moneys advanced under its Bank One credit line and all mortgages or other forms of collateral security obtained by the Company in connection with the funding of such loans. On August 25, September 26 and December 12, 1997, Bank One amended the credit facility to provide the Company with $35,000,000, $50,000,000 and $60,000,000, respectively. Effective June 30, 1998 Leedan Business Enterprise Ltd. ("Leedan"), a 49% owner of the Company, entered into a Capital Maintenance Agreement with Bank One wherein Leedan agreed to cause capital contributions or subordinated debt advances, up to $2 million, to be made to the Company in order to maintain an adjusted Company net worth of a least $8 million, upon official written request by Bank One. This agreement continues in effect until the Company has paid its obligation to Bank One and Bank One terminates its commitment to supply the Company credit (See also Note
N). On September 1 and September 15, 1998, Bank One amended the credit facility to decrease the borrowing limit to $55,000,000 and $50,000,000 respectively. The credit facility expired on October 30, 1998, whereupon Bank One agreed to continue funding the Company's loans until the facility was renewed or another lender replaced Bank One. On February 18, 1999, Bank One renewed the credit facility with a borrowing limit of $40,000,000 through April 30, 1999. This credit facility was subsequently extended to September 30, 1999 and as of the date of these financial statements, no additional renewal was granted by Bank One. At December 31, 1999, the Company continues to owe Bank One $4,721,817.

For the years ended December 31, 1999 and 1998, the weighted average interest rate on loans receivable was 9.65% and 10.23%, respectively, and on loans payable was 7.88% and 8.36%, respectively. Loans receivable are collateralized by a security interest in the underlying real property which the Company then assigns to its funding sources as security for the loans payable.

NOTE E - LOANS HELD FOR RESALE

In 1997, the Company in accordance with its loan and security agreement took possession from a customer in the process of liquidating under Chapter 7 of the Bankruptcy Code, 37 loans it funded having an aggregate value of $4.5 million. The Company had a perfected interest in the loans and sold 32 of the loans at a net discount of $72,070. The five loans unsold at December 31, 1998 with an original loan amount of $698,116, together with holdback receivables on sold loans of $180,945, were held at net realizable value which included a reserve of $173,582. These loans were subsequently sold during the year ended December 31, 1999.

In September 1999, the Company used a portion of the proceeds from the sale of fixed assets (see Note A) and acquired 36 stale loans for $574,774 from Bank One. At December 31, 1999, the balance of these loans are reflected in the financial statements at net realizable value aggregating $236,179, which includes a reserve of $309,000.

NOTE F - RECEIVABLE FOR LOANS SHIPPED:

During October 1997, the Company warehoused $1.7 million in mortgages for the same customer as described in Note E above, who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor miswired the funds to the conduit's bank, Corestates Bank, N.A. The conduit's bank has refused to return the funds. The Company is taking actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Bank One Texas, N.A. ("Bank One"), has joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. Although it is impossible to assess with accuracy the ultimate outcome of this matter, management and their attorneys believe that the Company's claims in this litigation have merit and that the Company will be successful in the assertion of those claims against the defendants.


NOTE G - INVESTMENT SECURITIES AVAILABLE FOR SALE:

On July 7, 1997, the Company purchased 300,000 shares at $.75 per share of Fidelity First Mortgage Corp., NASDAQ (FFIR) for a total investment of $225,000. On May 6, 1999, management of FFIR approved a 1 for 50 reverse stock split, reducing the Company's number of shares to 6,000. In November 1999, the Company received 1,250 restricted bonus FFIR shares. FFIR shares closed on December 31, 1999 and 1998 at $15 and $1.06 per share (before reverse stock split), respectively, resulting in an unrealized loss of $210,000 in 1999 and an unrealized loss of $713,250 in 1998. Fidelity First Mortgage, which is also a customer of the Company, is based in Columbia, Maryland and funds conforming and non-conforming single family residential mortgages in Maryland, Virginia, Delaware, Florida, North and South Carolina. At December 31, 1999 and 1998, mortgage warehouse loans receivable from this customer amounted to $-0- and $1,633,457, respectively and net accrued interest receivable amounted to $14,868 and $47,970 for 1999 and 1998, respectively.

NOTE H - NOTES RECEIVABLE:

On November 18,  1998,  a settlement  was reached with a guarantor of a mortgage banking  customer's  defaulted line of credit.  The guarantor was also a company stockholder.  Pursuant to the  settlement,  an entity  which is an  affiliate of
Leedan (see Note D) accepted $530,000 of the guarantor's  recognized debt to the
Company in exchange for the guarantor's shares in the Company.  This entity paid the Company  $176,667  and issued two  installment  notes of $176,667  each with maturity  dates of August 23, 1999 and May 23, 2000,  respectively.  These notes bear interest at a rate of 8.25% per annum and are payable quarterly  commencing
three months from the date of issuance which was November 23, 1998.                      $ 176,667

Pursuant to the  settlement  as stated above,  the guarantor  also issued to the
Company  two  installment  notes  in  the  amounts  of  $265,103  and  $470,000, respectively.  These  notes bear  interest  at a rate of 8.25% per annum and are payable  quarterly  commencing  three months from November 18, 1998, the date of
issuance of the notes. Both notes mature November 18, 2000.                                735,103

On March 29, 1999, a settlement was reached with two clients and their guarantor wherein the  remaining  loans on each  client's  line and  interest and fees due through  October 31, 1998 were replaced with a note from each client  guaranteed by the client's guarantor in the amounts of $453,430 and $204,640, respectively, each payable in sixteen monthly  installments plus interest at an annual rate of
10%. Both notes mature June 29, 2000.                                                      155,926
                                                                                        -----------
                                                                                        $1,067,696
                                                                                        ==========
NOTE I - INVESTMENT IN AND ADVANCES TO PIONEER HOME FUNDING:

On April 16, 1997,  the Company  entered  into a joint  venture  agreement  with
Maryland  Financial  Corporation  ("MFC") to form Pioneer Home  Funding,  LLC, a
California  Limited Liability  Company,  ("PHF").  The Company accounts for this investment on the equity method. The agreement provides that the Company and MFC would  maintain  80% and  20%  ownership  interests,  respectively,  in PHF.  An amendment to the agreement was made on October 31, 1997. This amendment provides that the Company would  contribute  $40,000 for a 20 percent interest in PHF. In addition, the Company may from time to time, at its option, make loans to PHF as needed. Under this agreement the Company has the option to convert loans made to
PHF into an 80% interest in PHF. As of December  31, 1999 and 1998,  the Company
has advanced as a loan receivable $294,345 and $275,344,  respectively (which is included in other assets on the balance  sheet).  At December 31, 1999 and 1998,
the  Company  has  recorded  a  reserve   aggregating   $294,345  and  $110,000,
respectively, against this receivable due to the financial condition of PHF.

NOTE J - OTHER ASSETS:

The following items are also included in other assets on the Company's financial statements:

1. Effective April 25, 1996, a one year certificate of deposit in the amount of $25,000 was pledged in order for the Company to receive a California Lender
    Bond as a California Financial Lender. The certificate of deposit was renewed as of April 25, 1999 and is renewable annually at the discretion of the insurance carrier.


                                      F-13

2. As a result of the signing of a ten (10) year lease for office space at 21700 Oxnard Street, Suite 1650, Woodland Hills, California, on October 17, 1997, the Company delivered an unconditional, irrevocable and renewable Letter of Credit (LC), in the amount of $150,000, in favor of the Landlord. The LC is secured by a $150,000 Certificate of Deposit which is included in Other Assets on the Company's financial statements (See Note P).

NOTE K - INCOME TAXES:

The components of the provision for income taxes are as follows:

                                                                                        1999                    1998

                       Current:
                          Federal                                                    $      -                $      -
                          State                                                          1,099                     829
                                                                                         1,099                     829
                       Deferred:
                          Federal                                                           -                       -
                          State                                                             -                       -
                       Provision for income taxes                                    $   1,099               $     829

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

                                                                                        1999                    1998


                     Net operating losses                                           $  2,230,000            $   680,000
                     Valuation allowances                                             (2,230,000)              (680,000)
                                                                                    $         -             $        -


At December 31, 1999, the Company had net operating loss (NOL's) carryforwards available for income tax purposes of approximately $5.6 million expiring in varying amounts through 2013. Approximately $1 million of the NOL's are limited in use pursuant to a change in ownership in November 1994.

NOTE L - DUE TO MORTGAGE BANKING COMPANIES:

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

NOTE M - DEFERRED LEGAL FEES:

Deferred legal fees are a consequence of the POR (see Note P) and are payable in four annual installments which began on April 16, 1994. The Company has not paid the April 1996, 1997 and 1998 installments aggregating $65,395 as of December 31, 1999.


NOTE N - STOCKHOLDERS' EQUITY AND INITIAL PUBLIC OFFERING:

Common Stock:

At the annual meeting of the stockholders on June 29, 1999, a reverse stock split of 1 for 2 was approved. The date of record for the reverse split was June 29, 1999.

Initial Public Offering:

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

Private Placement:

 On February 28, 1997, the Company completed a private placement of securities (the "Private Placement") with eight investors who invested an aggregate of $4 million in the Company in consideration for 2.2 million shares of Common Stock and $1.8 million principal amount of convertible promissory notes of the Company (the "Convertible Notes"). On May 9, 1997, the Company increased its authorized shares of common stock by 15 million to 20 million shares. With these newly available shares, the Company immediately converted the outstanding Convertible Notes into 1.8 million shares of common stock.

Subordinated Debt:

On November 26, 1997, the Company issued $1,000,000 in subordinated debt as part of a $4 million private placement. The private placement provided for a minimum purchase of $250,000 (1 unit) with each unit obtaining 7,500 Warrants that allow for the purchase of 7,500 shares. The exercise price of the shares is equal to the price of the Company's stock as of the date of issue of the subordinated debt. The Company has 30,000 Warrants outstanding (7,500 per unit for 4 units). The subordinated debt carries an interest rate of 10% per annum and matures on November 25, 2002. The Company's stock price on November 26, 1997 was $2.875. On September 11, 1998 three subordinated debt advances pursuant to the Leedan Capital Maintenance Agreement (Note D) were made to the Company totaling $726,000, secured by notes. The notes are due when a replacement for the Bank One lending facility is in place, with interest paid quarterly at 11% per annum. During the first quarter of 1999 $100,000 of debt was repaid.

 Dividend Restriction:

 The holders of the Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The common stockholders are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available. As of December 31, 1999, in management's opinion, it is not anticipated that dividends will be paid on common stock in the foreseeable future as certain of the debt instruments to which the Company is a party to prohibit or restrict the payment of dividends (see Note P for further discussion of restrictions under the POR).

NOTE O - STOCK OPTION PLANS:

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

Weighed average fair value of options granted during the year (adjusted for 1 for 2 reverse stock split) is as follows:

                                                              December    31,   1999    December    31, 1998


                                                          Weighted                      Weighted
                                                           Average                      Average
                                                          Exercise                      Exercise
                                           Shares           Price          Shares        Price

     Options outstanding
     beginning                              208,500         $4.90          412,523        $6.47
   Granted                                   -                 -            -               -
   Exercised                                 -                 -            -               -
   Canceled                                      -             -           204,023         8.08

   Options outstanding ending               208,500         $4.90          208,500        $4.90
                                         ============= ================ ============= =============

The following information applies to options outstanding at December 31, 1999

                                                    Options Outstanding                           Options Exercisable


                                                  Weighted Average
                                                      Remaining
                                                  Contractual Life     Weighted Average
   Range of exercise prices  Number Outstanding        (Years)          Exercise Price    Number Exercisable

      $1.00 - $2.25                 22,500              2.25                 $2.25               22,500
      $2.26 - $4.50                111,000              2.50                 $4.35              111,000
      $4.51 - $10.00                75,000              2.75                 $6.50               75,000
                                   208,500              2.57                 $4.90              208,500
   ------------------------- =================== -------------------- ------------------- =================== --------------------

No options were granted during the years ended December 31, 1999 and 1998.

NOTE P - COMMITMENTS AND CONTINGENCIES:

Plan of Reorganization:

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

For the years ended December 31, 1999 and 1998 the Company had not generated income that resulted in payment on the Notes. Accordingly, no liability has been reflected in the Company's balance sheet for the Notes or the professional fees for 1998 or 1999.

As of December 31, 1999, the Company was unable to determine whether it is probable that it will generate income in future years which would result in payments on the Notes. As such, no future liability has been reflected in the Company's balance sheet for the Notes or the professional fees.

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

In 1998 and 1999 the Company has made expenditures of more than $25,000 to purchase and lease capital assets in connection with its move to new facilities. Management believed that these expenditures were necessary to expand the Company's mortgage operations, and is not aware of any financial impact on the Company under the restrictions of the POR because of these expenditures.

Lease Obligation:

The Company leases 6,846 square feet of office space through October of 2007. The monthly base rent through September 2002 is $13,692 and for years six through ten is $15,745. The Asset Purchase agreement (see Note A) also provides for the purchaser to rent this space for four months commencing October 1, 1999 at $13,873 per month.

The Company continues to be obligated under a previous office lease through October 31, 2001. This lease calls for monthly rent of $2,178 and CPI increases with a minimum of 3% and a maximum of 5% annually. The Company sublets this space for $1,410 per month subject to three one year leases.

Rent expenses (net of rental income) for the years ended December 31, 1999 and 1998 aggregated $148,840 and $210,591, respectively.

At December 31, 1999, future minimum rental are as follows:

Fiscal Year Ended December 31,

                           2000                                   $    190,440
                           2001                                        188,262
                           2002                                        164,304
                           2003                                        188,950
                           2004                                        188,950
                           Thereafter                                  535,360
                                                                    $  1,456,266

Commitments to Extend Credit Facilities:

At  December  31,  1998  the  Company  had made  approximately  $80  million  in commitments to extend credit facilities to it current customers. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments will not be fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. There were no such commitments made at December 31, 1999.

Employment Agreement:

In July 1997, the Company extended the Employment Agreement with M. Albert Nissim as President for an indefinite period, at a salary of $6,000 per month. Effective April 1, 1998, Mr. Nissim's compensation was increased to $9,500 per month. In addition, he was awarded a $12,000 bonus. The Agreement may be terminated by either party on not less than 90 days prior to notice.

Other Agreement:

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

NOTE Q - ECONOMIC DEPENDENCY:

During the year ended December 31, 1999, the Company funded 466, 176, 275 and 279 loans aggregating approximately $28.7 million, $28.1 million, $24 million and $23.1 million, respectively to four customers. At December 31, 1999 mortgage warehouse loans receivable from these customers amounted to $662,000, $-0-, $-0- and $-0-, respectively.

During the 1998 fiscal year, the Company funded 893 and 813 loans aggregating approximately $76.6 million and $53 million, respectively, to two customers. At December 31, 1998 mortgage warehouse loans receivable from these customers amounted to $8,393,600 and $3,036,283, respectively.

NOTE R - RELATED PARTY TRANSACTIONS:

For the year ended December 31, 1998 certain family members of a previous executive officer and a member of the BOD of the Company were engaged to perform various accounting and consulting services for the Company. Such individuals were compensated approximately $16,166 for these services. (See also Notes H, I and Q for other related party transactions.)

                                                    SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PIONEER COMMERCIAL FUNDING CORP.


                                            By:  /s/ M. Albert Nissim
                                            Name:  M. Albert Nissim
                                            Title: President

                                            Date: March 31, 2000

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            By:   /s/ M. Albert Nissim
                                            Name:  M. Albert Nissim
                                            Title: President and Chief
                                                    Financial Officer

                                            Date:   March 31, 2000

                                            By:    /s/ Richard Fried
                                            Name:  Richard Fried
                                            Title: Director

                                            Date:  March 31, 2000



                                            By:   /s/ Boaz Harel
                                            Name:  Boaz Harel
                                            Title: Director

                                            Date:  March 31, 2000


                                            By:   /s/ Tamar Lieber
                                            Name:  Tamar Lieber
                                            Title: Director

                                            Date:  March 31, 2000



                                            By:  /s/ Lynda Davey
                                            Name: Lynda Davey
                                            Title: Director

                                            Date: March 31, 2000


                                            By:  /s/ Joseph Samuels
                                            Name: Joseph Samuels
                                            Title: Director

                                            Date: March 31, 2000