Form 10QSB
period 2000-03-31
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 2000-05-10
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

Commission File Number 0-24940

                        PIONEER COMMERCIAL FUNDING CORP.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

         New York                           13-3763437
(State or Other Jurisdiction of             (IRS Employer Identification No.)
Incorporation or Organization)

                  1 Rockefeller Plaza, New York, New York 10020
                 ----------------------------------------------
              (Address and Zip Code of Principal Executive Offices)

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

         There  were  2,771,136   shares  of  the   registrant's   common  stock
outstanding as of March 31, 2000.




                        PIONEER COMMERCIAL FUNDING CORP.


                             - FORM 10QSB - INDEX -



                                                                                                                 Page(s)
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999                                     1

               Statements of Operations for the Quarters Ended March 31, 2000
               and 1999 (unaudited)                                                                                   2

               Statements of Comprehensive Income (Loss) for the Quarters Ended
               March 31, 2000 and 1999 (unaudited)                                                                    3

               Statements of Cash Flows for the Quarter Ended March 31, 2000
               and 1999 (unaudited)                                                                                   4

               Notes to Financial Statements (unaudited)                                                              5

               Independent Accountants' Review Report                                                                 7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                                          8

PART II        Other Information

               Exhibits and Reports on Form 8-K                                                                      10

               SIGNATURES                                                                                            11




PART I. Financial Information
Item 1. Financial Statements

                        PIONEER COMMERCIAL FUNDING CORP.
                                 BALANCE SHEETS

                                   - ASSETS -

                                                                              March 31,           December 31,
                                                                                 2000                 1999
                                                                             (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                               $  1,634,698        $    1,979,395
     Mortgage warehouse loans receivable, net of allowance for loan losses      1,435,630             1,572,550
     Loans held for resale, net of allowance for loan losses                      230,080               236,179
     Receivable for loans shipped                                               1,716,969             1,716,969
     Accrued interest and fee receivable                                          190,716               208,256
     Notes receivable-current portion                                             944,308             1,067,696
     Prepaid and other current assets                                             101,358               138,688
                                                                           --------------      ----------------


     Investment securities available for sale                                      43,500               108,750
     Other assets                                                                 188,962               192,282
                                                                           --------------      ----------------
TOTAL ASSETS                                                                 $  6,486,221        $    7,220,765
                                                                             ============        ==============

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Mortgage warehouse loans payable                                          $  4,338,114      $    4,721,817
     Accounts payable and accrued expenses                                          291,346             152,131
     Accrued interest and fees                                                      654,749             511,349
     Deferred loan fees                                                              29,000              29,000
     Deferred legal fees                                                             65,395              65,395
                                                                           ----------------    ----------------




COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock - $.01 par value;  authorized  20,000,000  shares;
  2,771,136 shares
      issued and outstanding                                                      27,712              27,712
     Additional paid-in capital                                               14,584,663          14,584,663
     Accumulated deficit                                                     (14,949,258)        (14,381,052)
     Accumulated other comprehensive income (loss)                              (181,500)           (116,250)
                                                                         ----------------   ----------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $  6,486,221      $    7,220,765
                                                                            ============      ==============


                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                2000                1999
INCOME:
     Interest income                                                         $      69,637      $     806,254
     Commissions and facility fees                                                 -                   31,333
     Processing fees                                                                22,350            245,185
                                                                          ----------------   ----------------


     Interest expense - warehouse and lines of credit                              143,400            784,481
     Bank charges and facility fees                                                     16             25,000
     Bank processing fees                                                               10             19,398
                                                                          ----------------   ----------------



     Compensation and benefits                                                      62,825            255,088
     Depreciation and amortization                                                 -                   48,132
     Professional fees                                                             359,478            115,691
     Utilities                                                                       2,528              8,890
     Rent                                                                           44,025             48,259
     Repairs and maintenance                                                       -                    1,486
     Other                                                                          59,870             75,293
                                                                          ----------------   ----------------



     Interest income - other                                                        14,029             18,333
     Interest expense - other                                                           -
                                                                          ----------------





BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK                             $        (.21)     $        (.10)
                                                                             =============      =============

WEIGHTED AVERAGE NUMBER OF SHARES                                                2,771,134          2,771,134
                                                                          ================   ================


                        PIONEER COMMERCIAL FUNDING CORP.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                                           2000                1999

NET LOSS                                                                               $     (568,206)    $     (282,591)

     Change in unrealized loss on investment in securities available for sale                 (65,250)          (168,750)
                                                                                    ------------------   ---------------

COMPREHENSIVE NET LOSS                                                                 $     (633,456)    $     (451,341)
                                                                                       ===============    ==============



                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                                      2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $     (568,206)      $     (282,591)
     Adjustments to reconcile net loss to net cash provided by
        operating activities:
        Depreciation and amortization                                             -                            48,132
        Decrease in mortgage warehouse loans receivable                           136,920                  13,624,478
        Decrease in loans held for resale                                         6,099                       125,486
        Decrease (increase) in accrued interest receivable                        17,540                      (70,311)
        Decrease in prepaid expenses                                              37,330                       35,172
        Decrease (increase) in notes receivable                                   123,388                    (658,070)
        Decrease in other assets                                                  3,320                        14,434
        Increase (decrease) in accrued interest payable                                  143,400             (320,744)
        Increase in due to mortgage banking companies                             -                           105,616
        Increase in accounts payable and accrued expenses                                139,215               22,218
                                                                               -----------------     ----------------
          Net cash provided by operating activities                                       39,006           12,643,820
                                                                               -----------------     ----------------

     Purchase of fixed assets                                                                 -               (36,797)
                                                                               -----------------     ----------------
          Net cash (used in) investing activities                                             -               (36,797)
                                                                               -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in borrowings used in operations, net of issuance costs         (383,703)               (11,745,014)
     Increase in deferred expenses                                                          -                   1,178
     Repayment of subordinated debt                                                           -              (100,000)
                                                                               -----------------     ----------------
          Net cash (used in) financing activities                                       (383,703)         (11,843,836)
                                                                               ------------------    ----------------


CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                               1,979,395           1,503,788
                                                                               -----------------     ---------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                $    1,634,698      $    2,266,975
                                                                                  ==============      ==============

     Interest paid                                                                $           -       $      563,605
                                                                                  ==============      ==============
     Income taxes paid                                                            $        2,070      $          829
                                                                                  ==============      ==============

NONCASH FINANCING ACTIVITIES:
     Conversion of mortgage loans receivable to notes receivable                  $           -       $      658,070
                                                                                  ==============      ==============


                        PIONEER COMMERCIAL FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

                                     - 11 -
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Pioneer Commercial Funding Corp. (the Company) is a mortgage warehouse lender providing short-term financing to mortgage bankers who need to hold the mortgage loans they originate pending the nonrecourse sale of such loans to institutional investors in the secondary mortgage market. The Company is in the process of winding down its current operations.

Basis of Presentation:

In the opinion of management, the accompanying March 31, 2000 unaudited interim financial statements for the Company, which have been reviewed by our auditors, contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 2000 and December 31, 1999 (audited), and the results of operations, comprehensive income (loss) and cash flows for the three month periods ended March 31, 2000 and 1999. The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

The accompanying unaudited interim financial statements, have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's December 31, 1999 audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999 included in the Company's filing on April 14, 2000 with the SEC on Form 10-KSB.

From March of 1997 until September 30th of 1999 the Company had a revolving line of credit with Bank One. The credit limit on the line increased from $25 million to $60 million at its peak and decreased to $30 million when the line expired on September 30th. As collateral security for its indebtedness to Bank One under the Credit Agreement, the Company granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loans funded by the Company with proceeds of the Bank One credit line and all mortgages or other forms of collateral securing the funding of such loans. In addition, Leedan Business Enterprises Ltd., a major shareholder of the company, had guaranteed Bank One that it would maintain the Company's net worth through an additional investment or loan of up to $2 million.

As a result of severe losses incurred due to the burden of carrying $1,716,969 in non-producing receivables for loans shipped since 1997, the related strain on the Company's relationship with its lender, and to a lesser extent secondary market changes, credit lines to the Company were reduced. The Company saw no prospects of operating at a profit without increased lines of credit and such additional lines were no longer available, causing the Company to exit the mortgage warehouse banking business. Accordingly, after stockholder approval, operational assets of the Company were sold.

For the quarter ended March 31, 2000, no new loans were funded.

At present, no new loans are being funded and every effort is being made to reduce bank indebtedness by selling loans in the Company's possession and by collecting outstanding receivables.

Management is also vigorously pursuing a law suit to recover funds and subsequent damages sustained when approximately $1.7 million was, it believes, misappropriated by a major banking institution and others. A trial is presently scheduled for May, 2000 (see Note D).

NOTE B - GOING CONCERN UNCERTAINTY:

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

NOTE C - LOANS HELD FOR RESALE:

In September 1999, the Company used a portion of the proceeds from the sale of its fixed assets and acquired 36 stale loans for $574,774 from Bank One. At
March 31, 2000, the balance of these loans are reflected in the financial statements at net realizable value aggregating $230,080, which includes a reserve of $309,000.

NOTE D - RECEIVABLE FOR LOANS SHIPPED:

During  October  1997,  the Company  warehoused  $1.7 million in mortgages for a customer who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor miswired the funds to the conduit's bank, Corestates Bank, N.A. The conduit's bank has refused to return the funds. The Company is taking actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Bank One Texas, N.A. ("Bank One"), has joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. Although it is impossible to assess with accuracy the ultimate outcome of this matter, management is confident that it will recover the funds.

                  REVIEW REPORT ON INTERIM FINANCIAL STATEMENTS


Board of Directors
Pioneer Commercial Funding Corp.


We have reviewed the accompanying financial statements of Pioneer Commercial Funding Corp. as of March 31, 2000, and for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company is winding down its mortgage warehouse lending business. The Company has also suffered recurring losses from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                            LAZAR LEVINE & FELIX LLP

New York, New York
May 2, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pioneer Commercial Funding Corp. (the Company) is a mortgage warehouse lender providing short-term financing to mortgage bankers who need to hold the mortgage loans they originate pending the nonrecourse sale of such loans to institutional investors in the secondary mortgage market. The Company is in the process of winding down these operations.

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

During the quarter ended September 30, 1999, business activities were in the process of being shut down in an orderly manner. Clients were advised that we would no longer be able to provide them with funding and operational assets were transferred to the purchaser. The number of new loans and total fundings for this quarter were greatly reduced during this termination process and no new loans were funded during the quarter ended March 31, 2000.

At present, no new loans are being funded and every effort is being made to reduce bank indebtedness by selling loans in the Company's possession and by collecting outstanding receivables.

Management is also vigorously pursuing a law suit to recover funds and subsequent damages sustained when approximately $1.7 million was, it believes, misappropriated by a major banking institution and others. A trial is presently scheduled for May, 2000.

Three month Period Ended March 31, 2000 Compared with the Three month Period Ended March 30, 1999.

Revenues. During the three month period ended March 31, 2000 revenues decreased to $91,987 from $1,082,772 for the three month period ended March 31, 1999. Such decreases in revenues were due to no new loans being funded during the latter period.

Direct Costs. During the three month periods ended March 31, 2000 and 1999, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $143,426 and $828,879, respectively. The decrease in interest expense and bank fees was due to a decrease in the use of the Company's bank credit facility engendered by the above-described decrease in credit limit.

Other Operating Expenses. The Company's other operating expenses of $528,726 during the three month period ended March 31, 2000 consisted primarily of salary and benefits of $62,825, accounting and legal fees of $359,478, and rent of $44,025. The Company's operating expenses of $552,839 during the three month period ended March 31, 1999 consisted primarily of salaries and benefits of $255,088, legal and accounting fees of $115,691, rent of $48,259 and depreciation of $48,132.

Net Loss. During the three month period ended March 31, 2000 the Company incurred a net loss of $568,206 primarily due to the Company's decision to exit the mortgage business. The net loss for the three months ended March 31, 1999 of $282,591 resulted from the reduction in volume of business and the burden of non-performing loans in the portfolio.

Liquidity and Capital Resources. At March 31, 2000, the Company had cash of $1,634,698, working capital of $875,155 and a current ratio of 1.16 to 1. At the Company's year end of December 31, 1999, it reflected cash of $1,979,395, working capital of $1,440,041 and a current ratio of 1.26 to 1.

Cash Flow. During the three months ended March 31, 2000, the Company used cash of $344,697, primarily as a result of reducing bank debt. During the three months ended March 31, 1999, the Company was able to provide $763,187 of net increase in cash flows, primarily as a result of reducing loans receivable.

The Company believes that its cash position will be sufficient to meet its financing requirements for the next twelve months, during the time of winding down current operations.

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

Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

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

                                         Pioneer Commercial Funding Corp.


                                      By:  ------------------------------------
                                             Albert Nissim
                                        President, Principal Accounting Officer


Dated:  May 10, 2000