Form 10QSB
period 2000-06-30
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 2000-08-10
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

         There  were  2,771,136   shares  of  the   registrant's   common  stock
outstanding as of June 30, 2000.



                        PIONEER COMMERCIAL FUNDING CORP.


                             - FORM 10QSB - INDEX -



                                                                                                                 Page(s)
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999                                      1

               Statements of Operations for the Three and Six Month Periods
               Ended June 30, 2000 and 1999 (unaudited)                                                               2

               Statements of Comprehensive Income (Loss) for the Three and
               Six Month Periods Ended June 30, 2000 and 1999 (unaudited)                                             3

               Statements of Cash Flows for the Six Month Periods Ended June 30, 2000
               and 1999 (unaudited)                                                                                   4

               Notes to Financial Statements (unaudited)                                                             5 - 7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                                         8 - 10

PART II        Other Information

               Exhibits and Reports on Form 8-K                                                                      11

               SIGNATURES                                                                                            12





PART I. Financial Information
Item 1. Financial Statements

                        PIONEER COMMERCIAL FUNDING CORP.
                                 BALANCE SHEETS

                                   - ASSETS -

                                                                                                     June 30,           December 31,
                                                                                                       2000                 1999
                                                                                                   (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                                     $    682,399        $   1,979,395
     Mortgage warehouse loans receivable, net of allowance for loan losses                            1,090,156            1,572,550
     Loans held for resale, net of allowance for loan losses                                            203,644              236,179
     Receivable for loans shipped                                                                     1,716,969            1,716,969
     Accrued interest and fee receivable                                                                139,637              208,256
     Notes receivable-current portion                                                                   817,843            1,067,696
     Prepaid and other current assets                                                                    85,260              138,688
                                                                                               ----------------      ---------------
     Total Current Assets                                                                             4,735,908            6,919,733

     Investment securities available for sale                                                           126,000              108,750
     Other assets                                                                                       189,000              192,282
                                                                                               ----------------      ---------------
TOTAL ASSETS                                                                                       $  5,050,908        $   7,220,765
                                                                                                   ============        =============

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Mortgage warehouse loans payable                                                                $  3,261,010      $   4,721,817
     Accounts payable and accrued expenses                                                                493,761            152,131
     Accrued interest and fees                                                                            753,881            511,349
     Deferred loan fees                                                                                    29,000             29,000
     Deferred legal fees                                                                                   65,395             65,395
                                                                                                 ----------------    ---------------


TOTAL CURRENT LIABILITIES                                                                               4,603,047          5,479,692

SUBORDINATED DEBT                                                                                       1,626,000          1,626,000

TOTAL LIABILITIES                                                                                       6,229,047          7,105,692



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - $.01 par value;  authorized  20,000,000  shares;  2,771,136 shares
      issued and outstanding                                                                               27,712            27,712
     Additional paid-in capital                                                                        14,584,663        14,584,663
     Accumulated deficit                                                                              (15,691,514)      (14,381,052)
     Accumulated other comprehensive income (loss)                                                        (99,000)         (116,250)
                                                                                                 -----------------   --------------


TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                                   (1,178,139)           115,073

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                 $  5,050,908      $  7,220,765
                                                                                                     ============      ============

The accompanying notes are an integral part of these financial statements.


                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)



                                                                  Three Months Ended June 30              Six Months Ended June 30
                                                                  --------------------------              ------------------------
                                                                    2000             1999                 2000              1999
                                                                    ----             ----                 ----              ----
Income:
Interest income                                               $     71,488      $    355,329        $     141,125      $   1,161,583
Commissions and facility fees                                       -                 26,625               -                  57,958
Processing fees                                                     14,850           147,100               37,200            392,285
                                                              ------------     -------------       --------------      -------------
    Total Income                                                    86,338           529,054              178,325          1,611,826
                                                              ------------     -------------       --------------      -------------
Interest and Fee Costs:
Interest expense-warehouse and lines of credit                     120,613           340,690              264,013          1,125,171
Bank charges and facility fees                                       3,084            22,917                3,100             47,917
Bank processing fees                                                    -             11,028                   10             30,426
                                                              ------------     -------------       --------------      -------------
    Total Interest and Fee Costs                                   123,697           374,635              267,123          1,203,514
                                                              ------------     -------------       --------------      -------------
Net Interest and Fee Income (Loss)                                 (37,359)          154,419              (88,798)           408,312
Loan loss provision                                                100,000           508,643              100,000            508,643
                                                              ------------     -------------       --------------      -------------
                                                                  (137,359)         (354,224)            (188,798)         (100,331)
                                                              -------------    --------------      ---------------     -------------
Other Operating Expenses:
Compensation and benefits                                           51,593           216,127              114,418            471,215
Depreciation and amortization                                       -                 48,132               -                  96,264
Professional fees                                                  714,026           178,233            1,073,504            293,924
Utilities                                                              699             8,555                3,227             17,445
Rent                                                                49,315            54,238               93,340            102,497
Repairs and maintenance                                             -                    689               -                   2,175
Other                                                               23,066            74,923               82,936            150,216
                                                              ------------     -------------       --------------      -------------
    Total Other Operating Expenses                                 838,699           580,897            1,367,425          1,133,736
                                                              ------------     -------------       --------------      -------------
    Income (loss) from operations                                 (976,058)         (935,121)          (1,556,223)       (1,234,067)
                                                              -------------    --------------      ---------------     -------------
Other income (expense):
Interest income - other                                              7,544            19,277               21,573            37,610
Interest expense - other                                            -                 (1,178)              -                 (2,356)
Litigation settlement                                              219,828                -               219,828                 -
Other income                                                         5,504                -                 5,504                 -
                                                              ------------     -------------       --------------      ------------
    Total Other Income (Expense)                                   232,876            18,099              246,905             35,254
                                                              ------------     -------------       --------------      -------------
    Income (Loss) Before Taxes Based on Income                    (743,182)         (917,022)          (1,309,318)       (1,198,813)
Provision (credit) for taxes based on income                          (926)               -                 1,144               800
                                                              -------------    -------------       --------------      -------------
    Net Income (Loss)                                         $   (742,256)     $   (917,022)       $  (1,310,462)     $ (1,199,613)
                                                              =============     =============       ==============     =============

Basic and Diluted Income (Loss)
    Per Share of Common Stock                                 $      (0.27)     $      (0.33)       $       (0.47)     $      (0.43)
                                                              =============     =============       ==============     =============
Weighted Average Number of Shares                                2,771,136         2,771,136            2,771,136          2,771,136
                                                              ============     =============       ==============      =============

The accompanying notes are an integral part of these financial statements.



                        PIONEER COMMERCIAL FUNDING CORP.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                        Three Months Ended June 30     Six Months Ended June 30
                                                                          2000             1999          2000               1999

NET LOSS                                                              $(742,256)      $   (917,022)     $(1,310,462)   $ (1,199,613)

     Change  in   unrealized   loss  on  investment  in  securities
     available for sale                                                  82,500            (30,000)          17,250        (198,750)


COMPREHENSIVE NET LOSS                                                $(659,756)      $   (947,022)     $(1,293,212)    $(1,398,363)
                                                                      ==========      =============     ============     ===========

The accompanying notes are an integral part of these financial statements.


                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                                                       2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                      $   (1,310,462)      $(1,199,613)
     Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                                           -            96,264
        Loan loss reserve                                                                                 100,000           508,643
        Decrease in mortgage warehouse loans receivable                                                   407,394        22,173,728
        Decrease in loans held for resale                                                                   7,535           125,486
        Decrease (increase) in accrued interest receivable                                                 68,619          (113,599)
        Decrease in prepaid expenses                                                                       53,428            49,161
        Decrease (increase) in notes receivable                                                           249,853          (527,424)
        Decrease in other assets                                                                            3,282           178,930
        Increase in accrued interest payable                                                              242,532           550,129
        Increase in due to mortgage banking companies                                                           -           (61,638)
        Increase (decrease) in accounts payable and accrued expenses                                      341,630           (2,986)
          Net cash provided by operating activities                                                       163,811        21,777,081
                                                                                               ------------------     --------------

     Purchase of fixed assets                                                                                  -            (98,369)
                                                                                               ------------------     --------------
          Net cash (used in) investing activities                                                              -            (98,369)




CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in borrowings used in operations, net of issuance costs                              (1,460,807)      (21,496,834)
     Increase in deferred expenses                                                                              -             2,356
     Repayment of subordinated debt                                                                            -           (100,000)
                                                                                               ------------------     --------------
          Net cash (used in) financing activities                                                      (1,460,807)      (21,594,478)
                                                                                               -------------------    --------------
NET (DECREASE) INCREASE IN CASH                                                                       (1,296,966)             84,234
                                                                                                ------------------     -------------

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                                                1,979,395         1,503,788
                                                                                               ------------------     --------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                                 $      682,399      $  1,588,022
                                                                                                   ==============      =============

     Interest paid                                                                                 $           -       $    563,605
                                                                                                   ==============      =============
     Income taxes paid                                                                             $        2,070      $        829
                                                                                                   ==============      =============

NONCASH FINANCING ACTIVITIES:
     Conversion of mortgage loans receivable to notes receivable                                   $           -       $     658,070
                                                                                                   ==============      =============

The accompanying notes are an itegral part of these financial statements.

                        PIONEER COMMERCIAL FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Pioneer Commercial Funding Corp. (the Company) is a mortgage warehouse lender providing short-term financing to mortgage bankers who need to hold the mortgage loans they originate pending the nonrecourse sale of such loans to institutional investors in the secondary mortgage market. The Company is in the process of winding down its current operations and is looking for other business opportunities.


Basis of Presentation:

In the opinion of management, the accompanying June 30, 2000 unaudited interim financial statements for the Company, contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30, 2000 and December 31, 1999 (audited), and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999. The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results of operations to be expected for the entire year.

The accompanying unaudited interim financial statements, have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's December 31, 1999 audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999 included in the Company's Form 10-KSB.

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

As a result of severe losses incurred due to the burden of carrying $1,716,969 in non-producing receivables for loans shipped since 1997 (see Note D), the related strain on the Company's relationship with its lender, and to a lesser extent secondary market changes, credit lines to the Company were reduced. The Company saw no prospects of operating at a profit without increased lines of credit and such additional lines were no longer available, causing the Company to exit the mortgage warehouse banking business. Accordingly, after stockholder approval, operational assets of the Company were sold.

For the three and six month periods ended June 30, 2000, no new loans were funded.

The accompanying notes are an itegral part of these financial statements.

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

In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence (see also Note D regarding litigation gain contingency).


NOTE C - LOANS HELD FOR RESALE:

In September 1999, the Company used a portion of the proceeds from the sale of its fixed assets and acquired 36 stale loans for $574,774 from Bank One. At June 30, 2000, the balance of these loans are reflected in the financial statements at net realizable value aggregating $203,644, which includes an aggregate reserve of $334,000.


NOTE D - RECEIVABLE FOR LOANS SHIPPED:

During  October  1997,  the Company  warehoused  $1.7 million in mortgages for a customer who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor miswired the funds to the conduit's bank, Corestates Bank, N.A. The conduit's bank refused to return the funds. The Company took actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Bank One Texas, N.A. ("Bank One"), joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. In June 2000, the Company received a check in the amount of $219,828 which represented payment for a settlement reached with Norwest Funding, Inc.

On July 26, 2000, subsequent to the balance sheet date, a jury verdict in the case awarded the Company direct damages of $1,779,000, consequential damages of $13,400,000 and punitive damages in the amount of $337,500,000 for an aggregate total of $352,679,000 from the defendant, First Union Bank successor by merger to Corestates Bank. First Union has stated that it will appeal the verdict.


The accompanying notes are an integral part of these financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pioneer Commercial Funding Corp. (the Company) was a mortgage warehouse lender providing short-term financing to mortgage bankers who need to hold the mortgage loans they originate pending the nonrecourse sale of such loans to institutional investors in the secondary mortgage market. The Company is in the process of winding down these operations.

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

As a result of severe losses incurred due to the actions of CoreStates Bank (First Union), and the related strain on the Company's relationship with its lender, credit lines to the Company were reduced. The Company saw no prospects of operating at a profit without increased lines of credit and such additional lines no longer were available, causing the Company to exit the mortgage warehouse banking business. Accordingly, after stockholder approval, operational assets of the Company were sold.

During the quarter ended September 30, 1999, business activities were in the process of being shut down in an orderly manner. Clients were advised that we would no longer be able to provide them with funding and operational assets were transferred to the purchaser. The number of new loans and total fundings for the six month period were greatly reduced during this termination process and no new loans were funded during the six month period ended June 30, 2000.

At present, no new loans are being funded and every effort is being made to reduce bank indebtedness by selling loans in the Company's possession and by collecting outstanding receivables.

During  October  1997,  the Company  warehoused  $1.7 million in mortgages for a customer who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor miswired the funds to the conduit's bank, Corestates Bank, N.A. The conduit's bank refused to return the funds. The Company took actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Bank One Texas, N.A. ("Bank One"), joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. In June 2000, the Company received a check in the amount of $219,828 which represented payment for a settlement reached with Norwest Funding, Inc.

On July 26, 2000, subsequent to the balance sheet date, a jury verdict in the case awarded the Company direct damages of $1,779,000, consequential damages of $13,400,000 and punitive damages in the amount of $337,500,000 for an aggregate total of $352,679,000 from the defendant, First Union Bank successor by merger to Corestates Bank.

Results of Operation

Six Month Period Ended June 30, 2000 Compared With The Six Month Period Ended June 30, 1999.

Revenues. During the six month period ended June 30, 2000, revenues decreased to $178,325. Revenue for the six month period ended June 30, 1999 was $1,611,826. Such decreases in revenue were due to no new loans being funded during the latter period.

Direct Costs. During the six month periods ended June 30, 2000 and 1999, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $267,123 and $1,203,514, respectively. The decrease in interest and bank fees was due to a decrease in the use of the Company's bank facility engendered by the above-described decrease in credit limit.

Other Operating Expenses. The Company's other operating expenses of $1,367,425 during the six month period ended June 30, 2000 consists primarily of salary and benefits of $114,418; accounting and legal fees of $1,073,504 and rent of
$93,340. The Company's other operating expenses of $1,133,736 during the six month period ended June 30, 1999 consisted primarily of salary and benefits of $471,215; accounting and legal fees of $293,924; rent of $102,497 and depreciation of $96,264.

Net Loss. During the six month period ended June 30, 2000 the Company incurred a net loss of $1,310,462 primarily due to the Company's decision to exit the mortgage business and legal costs incurred in litigation. The net loss for the six month period ended June 30, 1999 of $1,199,613 resulted from the reduction in volume of business, the burden of non-performing loans in the portfolio and the recognition of additional reserves of $508,643 against loans and fees receivable.


Three Month Period Ended June 30, 2000 Compared With The Three Month Period Ended June 30, 1999.

Revenues. During the three month period ended June 30, 2000, revenues decreased to $86,338 from $529,054 for the three month period ended June 30, 1999. Such decreases in revenues were due to no new loans being funded during the latter period.

Direct Costs. During the three month periods ended June 30, 2000 and 1999, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $123,697 and $374,635, respectively. The decrease in interest expense and bank fees was due to a decrease in the use of the Company's bank credit facility engendered by the above-described decrease in credit limit.

Other Operating Expenses. The Company's other operating expenses of $838,699 during the three month period ended June 30, 2000 consisted primarily of salary and benefits of $51,593, accounting and legal fees of $714,026, and rent of $49,315. The Company's operating expenses of $580,897 during the three month period ended June 30, 1999 consisted primarily of salaries and benefits of $216,127, legal and accounting fees of $178,233, rent of $54,238 and depreciation of $48,132.

Net Loss. During the three month period ended June 30, 2000 the Company incurred a net loss of $742,256 primarily due to the Company's decision to exit the mortgage business and legal costs incurred in litigation. The net loss for the three months ended June 30, 1999 of $917,022 resulted from the reduction in volume of business and the burden of non-performing loans in the portfolio and the recognition of additional reserves of $508,643 against loans and fees receivable.

Liquidity and Capital Resources. At June 30, 2000, the Company had cash of $682,399, working capital of $132,861 and a current ratio of 1.02 to 1. At the Company's year end of December 31, 1999, it reflected cash of $1,979,395, working capital of $1,440,041 and a current ratio of 1.26 to 1.
Cash Flow. During the six months ended June 30, 2000, the Company used cash of $1,296,966, primarily as a result of reducing bank debt and its net loss. During the six months ended June 30, 1999, the Company was able to provide $84,234 net increase in cash flows, primarily as a result of reducing its' net loans receivable.

The Company believes that its cash position will be sufficient to meet its financing requirements for the next twelve months, during the time of winding down current operations (see narrative above as regards litigation with Corestates Bank).

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

                                      Pioneer Commercial Funding Corp.


                                      By:  /s/     Albert Nissim
                                      President, Principal Accounting Officer

Dated:  August  10, 2000