Form 10QSB
period 2000-09-30
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 2000-11-13
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

         There  were  3,203,665   shares  of  the   registrant's   common  stock
outstanding as of September 30, 2000.


                        PIONEER COMMERCIAL FUNDING CORP.


                              - FORM 10QSB INDEX -



                                                                                                                 Page(s)
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999                                 1

               Statements of Operations for the Three and Nine Month Periods
               Ended September 30, 2000 and 1999 (unaudited)                                                          2

               Statements of Comprehensive Income (Loss) for the Three and
               Nine Month Periods Ended September 30, 2000 and 1999 (unaudited)                                       3

               Statements of Cash Flows for the Nine Month Periods Ended September 30, 2000
               and 1999 (unaudited)                                                                                   4

               Notes to Financial Statements (unaudited)                                                             5 - 7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                                         8 - 10

PART II        Other Information

               Exhibits and Reports on Form 8-K                                                                      11

               SIGNATURES                                                                                            12





The accompanying notes are an integral part of these financial statements.

                                      - 4 -
PART I. Financial Information
Item 1. Financial Statements

                        PIONEER COMMERCIAL FUNDING CORP.
                                 BALANCE SHEETS

                                   - ASSETS -

                                                                                                  September 30,         December 31,
                                                                                                       2000                 1999
                                                                                                   (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                                     $    430,847      $    1,979,395
     Mortgage warehouse loans receivable, net of allowance for loan losses                            1,000,172           1,572,550
     Loans held for resale, net of allowance for loan losses                                            178,276             236,179
     Receivable for loans shipped                                                                     1,716,969           1,716,969
     Accrued interest and fee receivable                                                                140,261             208,256
     Notes receivable-current portion                                                                   817,843           1,067,696
     Prepaid and other current assets                                                                    72,330             138,688
                                                                                               ----------------      --------------

TOTAL CURRENT ASSETS                                                                                  4,356,698           6,919,733

OTHER ASSETS:
     Investment securities available for sale                                                           123,250             108,750
     Other assets                                                                                       189,038             192,282
                                                                                               ----------------      --------------

TOTAL ASSETS                                                                                       $  4,668,986        $  7,220,765
                                                                                                   ============        ============

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Mortgage warehouse loans payable                                                             $  3,261,010         $  4,721,817
     Accounts payable and accrued expenses                                                             268,862              152,131
     Accrued interest and fees                                                                         779,565              511,349
     Deferred loan fees                                                                                 29,000               29,000
     Deferred legal fees                                                                                65,395               65,395
                                                                                                 -------------       --------------

TOTAL CURRENT LIABILITIES                                                                            4,403,832            5,479,692

SUBORDINATED DEBT                                                                                    1,000,000           1,626,000
                                                                                                 -------------       --------------

TOTAL LIABILITIES                                                                                    5,403,832            7,105,692
                                                                                                 -------------       --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Common  stock - $.01 par  value;  authorized  20,000,000  shares;  3,203,665  and
      2,771,136 shares issued and outstanding for 2000 and 1999, respectively                           32,036               27,712
     Additional paid-in capital                                                                     15,877,927           14,584,663
     Accumulated deficit                                                                           (16,543,059)         (14,381,052)
     Accumulated other comprehensive income (loss)                                                    (101,750)            (116,250)
                                                                                                 --------------      --------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                                  (734,846)             115,073
                                                                                                 --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                              $  4,668,986         $  7,220,765
                                                                                                  ============         ===========




                        PIONEER COMMERCIAL FUNDING CORP.
------------------------------------------------------------------------------
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                                               --------------------------------       ---------------------------
                                                                    2000             1999                 2000               1999
                                                                    ----             ----                 ----               ----
INCOME:
Interest income                                               $      30,375     $    293,508        $     171,500       $ 1,455,091
Commissions and facility fees                                        -                 5,250               -                 63,208
Processing fees                                                       3,600          100,668               40,800           492,953
                                                              -------------    -------------       --------------       -----------
    Total Income                                                     33,975          399,426              212,300         2,011,252
                                                              -------------    -------------       --------------       -----------
Interest and Fee Costs:
Interest expense-warehouse and lines of credit                      123,250          302,623              387,263         1,427,794
Bank charges and facility fees                                          861            8,333                3,961            56,250
Bank processing fees                                                 -                 3,989                   10            34,415
                                                              -------------    -------------       --------------       -----------
    Total Interest and Fee Costs                                    124,111          314,945              391,234         1,518,459
                                                              -------------    -------------       --------------       -----------
Net Interest and Fee Income (Loss)                                  (90,136)          84,481             (178,934)          492,793
Loan loss provision                                                 100,000          311,055              200,000           819,698
                                                              -------------    -------------       --------------       -----------
                                                                   (190,136)        (226,574)            (378,934)         (326,905)
                                                              --------------   --------------      ---------------      ------------
Other Operating Expenses:
Compensation and benefits                                            57,016          247,088              171,434           718,303
Depreciation and amortization                                        -                48,244               -                144,508
Professional fees                                                   471,086          117,695            1,544,590           411,619
Utilities                                                             6,325            5,994                9,552            23,439
Rent                                                                 44,065           43,117              137,405           145,614
Repairs and maintenance                                              -                   404               -                  2,579
Other                                                                86,610           78,530              169,546           228,746
                                                              -------------    -------------       --------------       -----------
    Total Other Operating Expenses                                  665,102          541,072            2,032,527         1,674,808
                                                              -------------    -------------       --------------       -----------
    LOSS FROM OPERATIONS                                           (855,238)        (767,646)          (2,411,461)       (2,001,713)
                                                              --------------   --------------      ---------------      ------------
Other income (expense):
Interest income - other                                               4,548            7,305               26,121            44,915
Interest expense - other                                             -                  (393)              -                 (2,749)
Gain on disposal of fixed assets                                     -                90,577               -                 90,577
Litigation settlement                                                -                -                   219,828              -
Other income                                                         -                -                     5,504              -
                                                              -------------    -------------       --------------           --------
    Total Other Income (Expense)                                      4,548           97,489              251,453           132,743
                                                              -------------    -------------       --------------       -----------
    Loss Before Taxes Based on Income                              (850,690)        (670,157)          (2,160,008)       (1,868,970)
Provision (credit) for taxes based on income                            855               64                1,999               864
                                                              -------------    -------------       --------------       -----------
    NET LOSS                                                  $    (851,545)    $   (670,221)       $  (2,162,007)      $(1,869,834)
                                                              ==============    =============       ==============      ============

Basic and Diluted Loss
    Per Share of Common Stock                                 $       (0.30)    $      (0.24)       $       (0.78)      $     (0.67)
                                                              ==============    =============       ==============      ============

Weighted Average Number of Shares                                 2,785,240        2,771,136            2,775,872         2,771,136
                                                              =============    =============       ==============       ===========





                        PIONEER COMMERCIAL FUNDING CORP.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                                            Three Months Ended                   Nine Months Ended
                                                                               September 30,                       September 30,
                                                                          2000             1999              2000               1999

NET LOSS                                                              $     (851,545)  $   (670,221)    $(2,162,007)    $(1,869,834)

     Change in  unrealized  gain (loss) on investment in securities
     available for sale                                              ---------------        (24,000)         14,500        (212,750)
                                                                                      --------------   -------------- -------------
                                                                              (2,750)

COMPREHENSIVE NET LOSS                                                $     (854,295)  $   (694,221)    $(2,147,507)    $(2,082,584)
                                                                      ===============  =============    ============     ===========




                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                       2000                 1999
                                                                                                       ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                      $   (2,162,007)    $  (1,869,834)
     Adjustments to reconcile net loss to net cash (used) provided by operating activities:
        Depreciation and amortization                                                                           -           144,508
        Loan loss reserve                                                                                 200,000           819,698
        Gain on disposal of fixed assets                                                                        -           (90,577)
     Changes in assets and liabilities:
        Decrease in mortgage warehouse loans receivable                                                   422,378        25,535,265
        Decrease in loans held for resale                                                                   7,903           125,486
        Decrease (increase) in accrued interest receivable                                                 67,995          (295,392)
        Decrease in prepaid expenses                                                                       66,358            54,468
        Decrease (increase) in notes receivable                                                           249,853          (268,498)
        Decrease in other assets                                                                            3,244           282,631
        Increase in accrued interest payable                                                              359,802           864,517
        Increase in due to mortgage banking companies                                                      -                 21,323
        Increase (decrease) in accounts payable and accrued expenses                                      116,731          (158,065)
                                                                                               ------------------     --------------
          Net cash (used in) provided by operating activities                                            (667,743)       25,165,530
                                                                                               -------------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                                              -               (113,773)
     Net proceeds from sale of fixed assets                                                                -                792,638
                                                                                               ------------------     -------------
          Net cash provided by investing activities                                                        -                678,865
                                                                                               ------------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in borrowings used in operations, net of issuance costs                              (1,460,807)      (24,429,231)
     Increase in deferred expenses                                                                              -             2,749
     Proceeds from sale of stock                                                                          580,002              -
     Increase in convertible note                                                                          -               (100,000)
                                                                                               ------------------     -------------
          Net cash (used in) financing activities                                                        (880,805)      (24,526,482)
                                                                                               -------------------    --------------

NET (DECREASE) INCREASE IN CASH                                                                        (1,548,548)        1,317,913

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                                                1,979,395         1,503,788
                                                                                               ------------------     -------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                                 $      430,847     $   2,821,701
                                                                                                   ==============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                                                 $       25,000     $     563,605
                                                                                                   ==============     =============
     Income taxes paid                                                                             $        2,925     $         864
                                                                                                   ==============     =============

NONCASH FINANCING ACTIVITIES:
     Conversion of mortgage loans receivable to notes receivable                                   $       -          $     658,070
                                                                                                   ==============     =============
     Conversion of notes payable and accrued interest payable to shares                            $      792,586     $        -
                                                                                                   ==============     ==========


                        PIONEER COMMERCIAL FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)



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


Basis of Presentation:

In the opinion of management, the accompanying September 30, 2000 unaudited interim financial statements for the Company, contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of September 30, 2000 and December 31, 1999 (audited), and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results of operations to be expected for the entire year.

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

For the three and nine month periods ended September 30, 2000, no new loans were funded.

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


NOTE C - LOANS HELD FOR RESALE:

In September 1999, the Company used a portion of the proceeds from the sale of its fixed assets and acquired 36 stale loans for $574,774 from Bank One. At September 30, 2000, the balance of these loans are reflected in the financial statements at net realizable value aggregating $178,276, which includes an aggregate reserve of $359,000.


NOTE D - RECEIVABLE FOR LOANS SHIPPED:

During  October  1997,  the Company  warehoused  $1.7 million in mortgages for a customer who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor miswired the funds to the conduit's bank, Corestates Bank, N.A. The conduit's bank refused to return the funds. The Company took actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor (Norwest) and the conduit's bank. The Company's lender, Bank One Texas, N.A. ("Bank One"), joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. In June 2000, the Company received a check in the amount of $219,828 which represented payment for a settlement reached with Norwest Funding, Inc.


NOTE D - RECEIVABLE FOR LOANS SHIPPED (Continued):

On July 26, 2000, a jury verdict in the case awarded the Company direct damages of $1,779,000, consequential damages of $13,400,000 and punitive damages in the amount of $337,500,000 for an aggregate total of $352,679,000 from the defendant, First Union Bank, successor by merger to Corestates Bank. First Union has stated that it will appeal the verdict.

NOTE E - SHAREHOLDERS' EQUITY TRANSACTIONS:

In September 2000, the Company received (a) $505,002 in exchange for the issuance of 168,334 new shares, (b) converted notes payable and accrued interest aggregating $792,586 into 264,195 new shares and (c) granted note holders and other individuals 104,630 warrants to purchase 104,630 shares at an exercisable price of $4.00 per share. These warrants expire on December 31, 2002.

Various warrants issued when the Company completed its initial public offering were due to expire on August 12, 2000. The expiration date of these warrants was extended to October 31, 2000 at which date they all expired.

NOTE F - SUBSEQUENT EVENT:

On October 3, 2000, subsequent to the balance sheet date, the Company received $600,000 in exchange for the issuance of 200,000 new shares.


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

As a result of severe losses incurred due to the actions of CoreStates Bank (First Union) and the related strain on the Company's relationship with its lender, and to a lesser extent secondary market changes, credit lines to the Company were reduced. The Company saw no prospects of operating at a profit without increased lines of credit and such additional lines no longer were available, causing the Company to exit the mortgage warehouse banking business. Accordingly, after stockholder approval, operational assets of the Company were sold.

During the quarter ended September 30, 1999, business activities were in the process of being shut down in an orderly manner. Clients were advised that we would no longer be able to provide them with funding and operational assets were transferred to the purchaser. The number of new loans and total fundings were greatly reduced during this termination process and no new loans were funded during the nine month period ended September 30, 2000.

At present, no new loans are being funded and every effort is being made to reduce bank indebtedness by selling loans in the Company's possession and by collecting outstanding receivables.

During  October  1997,  the Company  warehoused  $1.7 million in mortgages for a customer who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor miswired the funds to the conduit's bank, Corestates Bank, N.A. The conduit's bank refused to return the funds. The Company took actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor (Norwest) and the conduit's bank. The Company's lender, Bank One Texas, N.A. ("Bank One"), joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. In June 2000, the Company received a check in the amount of $219,828 which represented payment for a settlement reached with Norwest Funding, Inc.

On July 26, 2000, a jury verdict in the case awarded the Company direct damages of $1,779,000, consequential damages of $13,400,000 and punitive damages in the amount of $337,500,000 for an aggregate total of $352,679,000 from the defendant, First Union Bank successor by merger to Corestates Bank. A post-trial hearing has since been held and the Company is presently awaiting a judgment decision.


Results of Operations

Nine Month Period Ended September 30, 2000 Compared With The Nine Month Period Ended September 30, 1999.

Revenues. During the nine month period ended September 30, 2000, revenues decreased to $212,300. Revenues for the nine month period ended September 30, 1999 were $2,011,252. Such decrease in revenue was due to no new loans being funded during the latter period.

Direct Costs. During the nine month periods ended September 30, 2000 and 1999, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $391,234 and $1,518,459, respectively. The decrease in interest and bank fees was due to a decrease in the use of the Company's bank facility engendered by the above-described decrease in credit limit and winding down of operations.

Other Operating Expenses. The Company's other operating expenses of $2,032,527 during the nine month period ended September 30, 2000 consists primarily of salary and benefits of $171,434; accounting and legal fees of $1,544,590 and rent of $137,405. The Company's other operating expenses of $1,674,808 during the nine month period ended September 30, 1999 consisted primarily of salary and benefits of $718,303; accounting and legal fees of $411,619; rent of $145,614 and depreciation of $144,508. The significant legal fees in 2000 were due to the litigation with Corestates (First Union) described above.

Net Loss. During the nine month period ended September 30, 2000 the Company incurred a net loss of $2,162,007 primarily due to the Company's decision to exit the mortgage business and legal costs incurred in litigation. The net loss for the nine month period ended September 30, 1999 of $1,869,834 resulted from the reduction in volume of business, the burden of non-performing loans in the portfolio and the recognition of additional reserves of $819,698 against loans and fees receivable.

Three Month Period Ended September 30, 2000 Compared With The Three Month Period Ended September 30, 1999.

Revenues. During the three month period ended September 30, 2000, revenues decreased to $33,975 from $399,426 for the three month period ended September 30, 1999. Such decrease in revenues was due to no new loans being funded during the latter period.

Direct Costs. During the three month periods ended September 30, 2000 and 1999, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $124,111 and $314,945, respectively. The decrease in interest expense and bank fees was due to a decrease in the use of the Company's bank credit facility engendered by the above-described decrease in credit limit and winding down of operations.

Other Operating Expenses. The Company's other operating expenses of $665,102 during the three month period ended September 30, 2000 consisted primarily of salary and benefits of $57,016, accounting and legal fees of $471,086, and rent of $44,065. The Company's operating expenses of $541,072 during the three month period ended September 30, 1999 consisted primarily of salaries and benefits of $247,088, legal and accounting fees of $117,695, rent of $43,117 and depreciation of $48,244. As mentioned previously, the legal costs were due to the Corestates (First Union) litigation.

Net Loss. During the three month period ended September 30, 2000 the Company incurred a net loss of $851,545 primarily due to the Company's decision to exit the mortgage business and legal costs incurred in litigation. The net loss for the three months ended September 30, 1999 of $670,221 resulted from the reduction in volume of business and the burden of non-performing loans in the portfolio and the recognition of additional reserves of $311,055 against loans and fees receivable. Liquidity and Capital Resources. At September 30, 2000, the Company had cash of $430,847, a working capital deficit of $47,134 and a current ratio of 1. to 1. At the Company's year end of December 31, 1999, it reflected cash of $1,979,395, working capital of $1,440,041 and a current ratio of 1.26 to 1.

Cash Flow. During the nine months ended September 30, 2000, the Company used cash of $1,548,548, primarily as a result of reducing bank debt and its net loss. During the nine months ended September 30, 1999, the Company was able to provide $1,317,913 net increase in cash flows, primarily as a result of reducing its' net loans receivable.

The Company believes that its cash position including expected cash collections will be sufficient to meet its financing requirements for the next twelve months, during the time of winding down current operations (see narrative above as regards litigation with Corestates Bank).

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

                                        Pioneer Commercial Funding Corp.


                                        By:
                                            ------------------
                                         Albert Nissim
                                         President, Principal Accounting Officer

Dated: November 13, 2000