Form 10KSB
period 2000-12-31
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 2001-03-29
CIK 867713

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number 0-24940
                            ------------------------

                        PIONEER COMMERCIAL FUNDING CORP.
     ----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

New York                                                13-3763437
----------------                               -----------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

One Rockefeller Plaza, Suite 2412, New York, N.Y.                10020
-------------------------------------------------                --------
(Address of principal executive offices)                         (Zip Code)

         Issuer's telephone number (212) 218-1850
                                   ----- --------

Securities  registered  under  Section  12(b)  of  the Exchange Act:

 Title of each class              Name of each exchange on which registered



Securities registered under Section 12(g) of the Exchange Act:

Common Stock                                                 (Title of Class)
----------------------



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

         State issuer's revenues for its most recent fiscal year $ 245,012. As of March 23, 2001, there were 3,403,663 shares of the Registrant's common stock, $.01 par value, issued and outstanding of which 1,004,368 held by non-affiliates of the Issuer. Based on the closing price for shares of common stock on that date, the aggregate market value of the common stock held by non-affiliates of the Issuer was approximately $3,264,196. For purposes of the foregoing calculation only, all directors and executive officers of the Issuers have been deemed affiliates.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes       No
             ---      ---

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. As of March 23, 2001 there were 3,403,663 shares of common stock outstanding.

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

                                                            2

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

                  The high cost to the Company for available  borrowed  money is due, in large measure, to the fact that, unlike its competitors which are, generally, banking institutions or their affiliates, it was required to borrow funds at the Prime Rate of interest rather than at LIBOR base. This difference often meant as much as a 2% difference in the borrowing rates, thereby having a significant negative effect on the margins for each loan transaction. In addition, unlike banking institutions, which could generally obtain borrowed funds at up to ten to fifteen times their capital, the Company was only able to borrow approximately six times its capital. This resulted in less funds available to make loans; therefore, the volume of transactions and the resulting revenues have been significantly lower than that which could be achieved by the Company's competitors. This problem was significantly exacerbated by a situation which arose in October and November, 1997 in which the Company was unable to gain access to over $1.7 Million of its own funds. This matter is the subject of an ongoing litigation in the
Philadelphia Court of Common Pleas, entitled Pioneer Commercial Funding Corporation and Banc One, Texas, N.A. v. American Financial Mortgage Corporation, Thomas F. Flately, Norwest Funding, Inc. and Corestates Bank, N.A. (No. 0885, April Term, 1998) in which the Company has alleged that the defendants have wrongfully diverted approximately $1.7 Million belonging to the Company, representing amounts due for loans made by the Company to a company in the business of originating residential mortgage loans. The unavailability of these funds has further significantly contributed to the Company's inability to generate a sufficient volume of loan transactions by decreasing its borrowing abilities, and the rate at which it could borrow, thereby severely affecting the Company's ability to generate sufficient revenues to make its business economically viable. The defendants in this matter denied all material allegations of the Company's complaint.

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


         The Company's Mortgage Banking Company Customers

                  During the 2000 fiscal year, the Company did not fund any loans. During the 1999 fiscal year, the Company funded 1972 loans aggregating $164,256,735 with the three largest customers, which accounted for 49.2 % of its total fundings. The Company funded 466 loans aggregating $28,715,350 for one customer, which accounted for 17.5% of the Company's fundings; 176 loans aggregating $28,108,730 for the second customer, which accounted for 17.1% of the Company's fundings; and 275 loans aggregating $23,970,531 funded for the third customer, which accounted for 14.6% of the Company's fundings.

                  At December 31, 2000, the Company had no mortgage banking customers.

         Mortgage Banking Operations

                  On April 16, 1997, the Company entered into a joint venture agreement with Maryland Financial Corporation ("MFC") to form Pioneer Home Funding, LLC, a California limited liability company ("PHF"). The Company accounts for this investment on the equity method. The agreement provides that the Company and MFC would maintain a 80 percent and a 20 percent ownership interest, respectively. An amendment to the agreement was made on October 31, 1997. This amendment provides that the Company would contribute $40,000 for a 20 percent interest in PHF. In addition, the Company may from time to time make loans to PHF as needed. Under this agreement the Company has the option to convert loans made to PHF into an 80 percent interest in PHF. As of December 31, 1999 the Company made advances to PHF and reflected a receivable (included in other assets on the balance sheet) totaling $294,345. At December 31, 1999, the Company had recorded a reserve aggregating $294,345 against this receivable due to the financial condition of PHF. There were no advances made to PHF during the year ended December 31, 2000.

         Employees

         At December 31, 2000 the Company employed one full-time employee. The Company believes that its relations with its employee is good.

         Item 2.           Property

                  On October 17,1997, the Company entered into a ten year lease to rent 6,846 square feet on the sixteenth floor of an office building at 21700 Oxnard Street, Woodland Hills, California. The monthly base rent during year one through five is $13,692 and for years six through ten is $15,745. This space was sublet to PMW through January 31, 2000 at the same rental. The Company was not able to negotiate with the landlord or to sublease the space and has relinquished its lease. The landlord has drawn on a letter of credit issued by the Company as a security deposit.

         Item 3. Legal Proceedings.

                  During October 1997 the Company warehoused mortgages for a customer who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor mis-wired approximately $1.7 Million to the conduit's bank, Corestates Bank, N.A. the conduit's bank has refused to return the funds. The Company commenced legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. In addition the company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. After trial, on December 4, 2000 a judgement was entered in favor of the Company as follows:

Compensatory damages in the amount of $1,779,519.99 plus interest of $78,854.29 Consequential damages in the amount of $13,500,000.00
Punitive damages in the amount of $40,500,000.00
For a total of $55,858,374.28

and in favor of Pioneer Commercial Funding Corp. against American Financial Mortgage Corp. and Thomas F. Flatley as follows:

Compensatory   damages  on  the  contract  and   conversion  in  the  amount  of
$1,779,519.99  plus interest of  $890,442.56 on the contract  claims
Attorney's fees in the amount of $1,200,000.00
For a total of $3,869,962.55

     The defendants have appealed the judgement. No assurance can be given as to the ultimate outcome of this litigation.

         Item 4.           Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                                          PART II

         Item 5.   Market for Common Stock and Related Stockholder Matters.

                  The Common Stock issued by the Company in connection with the IPO is listed on the Bulletin Board under the symbol "PCFC". The following table sets forth below the high and low sale prices for the Common Stock for the periods indicated:

         Quarter Ended               High                      Low

         March 31, 1999                $   4.00               $ 0.75
         June 30, 1999                 $   2.625              $ 1.00
         September 30, 1999            $   1.937              $ 1.00
         December 31, 1999             $   0.625              $ 0.50
         March 31, 2000                $   0.625              $ 0.625
         June 30, 2000                 $   0.875              $ 0.875
         September 30, 2000            $   5.875              $ 4.00
         December 31, 2000             $   6.50               $ 3.625

         As of December 31, 2000, there were 25 record holders of the Common Stock.

         Dividend Policy and Restrictions on Payment of Dividends.

                  The Company has never paid cash dividends on its Common Stock. Furthermore, the provisions of the plan of reorganization (the "POR") pertaining to the Predecessor's emergence from bankruptcy prohibit the Company from paying any dividends to its common shareholders until the sum of $1,350,000 shall have been paid to the Predecessor's pre-bankruptcy unsecured creditors. As of December 31, 2000, no payment to the unsecured creditors has been made. Further, in accordance with the POR, the Predecessor became obligated to pay certain portions of its net income in satisfaction of said payment obligation to its pre-bankruptcy creditors. Upon consummation of the Merger, the Company became obligated, by operation of law, to comply with such payment obligation and dividend payment prohibition, among other operating restrictions. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future as it intends to retain future earnings to finance the growth of the business. The payment of future cash dividends on the Common Stock will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Board of Directors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the company expects," "will continue," "is anticipated," "estimated," "project," "outlook" or similar expressions are intended to identify "forward-looking statements." Pioneer Commercial Funding Corp wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

                  As of December 31, 1999, the Company had no customers and funded 1972 Loans with an aggregate value of $164,256,735. The Company is in the process of liquidating such loans.

      As of December 31, 2000, the Company had no customers and funded no loans.

Results of Operations for Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999.

                  Revenues: The Company's revenues decreased from $2,089,286 for the year ended December 31, 1999 to $245,012 for the year ended December 31, 2000. This decrease is attributable to the Company's winding down its mortgage business. Processing fees decreased from $476,743 for the year ended December 31, 1999 to $44,400 for the year ended December 31, 2000. Part of the decrease in loan volume is the interest component of revenues (interest charged customers). Interest revenue decreased from $1,553,085 for the year ended December 31, 1999 to $200,612 for the year ended December 31, 2000.

                  Interest and Fee Costs: The Company's direct costs consist of interest and other charges that it pays to its revolving credit line provider. The Company's interest and fee charge for the year ended December 31, 2000 was $495,533 as compared to $1,563,837 for the year ended December 31, 1999. This decrease is attributable to the decrease in loan funding volume during 2000.

                  Loan Loss Provision: The $1,157,401 loan loss provision for the year ended December 31, 2000 and $2,442,899 loan loss provision for the year ended December 31, 1999 were due to the recognition of a discount on the sale of loans during the years and the accrual of a reserve for estimated losses on the future disposition of loans held for sale, mortgage warehouse loans and for uncollectible interest and fees receivable. Management estimates that certain other uncommitted mortgage warehouse loans belonging to customers described above may be sold at discounts significant enough that those customers may be unable to cover the shortage and pay all of the accrued interest and fees thereon. Accordingly, an estimate for these future potential losses has also been established.

                  Other Operating Expenses: Other operating expenses increased to $2,690,290 for the year ended December 31, 2000 from $2,670,122 for the year ended December 31, 1999. Compensation and benefits decreased from $850,435 for the year ended December 31, 1999 to $310,100 for the year ended December 31, 2000 due to the reduction of employees after the decision to exit the mortgage business. It is the Company's intention to dramatically reduce operating costs during the wind down of operations.

                  Depreciation expense decreased from $144,508 for the year ended December 31, 1999 to $-0- for the year ended December 31, 2000 due to the sale of all fixed assets in 1999 (See Note A of Notes to Financial Statements).

                  Professional fees, which include accounting, legal fees and consulting, increased to $1,850,763 for the year ended December 31, 2000 from $1,038,257 for the year ended December 31, 1999 primarily due to the additional legal costs attendant to the lawsuit, more fully described in Item 3, against Corestates Bank, N.A., American Financial Mortgage Corporation and Norwest Funding, Inc.

                  Rent expense increased from $148,840 for the year ended December 31, 1999 to $286,270 for the year ended December 31, 2000 primarily due to a $150,000 certificate of deposit which was security for a letter of credit in favor of the Company's landlord, being claimed by the landlord for unpaid rent.

         Net Loss:

                  The Company incurred a net loss of $3,837,404 including a loan loss provision of $1,157,401, for the year ended December 31, 2000 compared to net loss of $4,445,262 including loan loss provision of $2,442,899 for the year ended December 31, 1999. The exiting of the mortgage business, and increased loan loss reserves negatively effected the 2000 operations.

         Cash Flows:

                  Operating Activities: Along with a $3,837,404 loss for the year ended December 31, 2000, the Company used $884,653 of cash from operating activities as a result of a reduction in warehouse mortgages receivable of
$689,786. In the year ended December 31, 1999 the Company generated $28.5 million due to decreases of $29.9 million of mortgage warehouse loans.

        Investing Activities: In 1999, the Company invested $113,773 in fixed assets and subsequently sold all of its fixed assets and recorded net proceeds on the sale of $792,638.

        Financing Activities: In 2000, $1.5 million was used to reduce short term borrowings on the Company's line of credit compared to a $28.7 million reduction in short term line of credit borrowings in 1999. In 2000, $1,105,002 was generated by the issuance of common stock compared to the repayment of $100,000 of subordinated debt in 1999.

         Liquidity and Capital Resources:

                  Bank One has not renewed the revolving line of credit with the Company, which was previously extended to September 30, 1999. In 2000 and 1999, the Company's primary sources of capital, which it employed in its warehouse lending operations, were borrowings under its Bank One line of credit and $1.7 million in subordinated debt, of which a portion was converted into common stock of the Company.

                  Risk Factors

In addition to the other information included in, or incorporated by reference into this report, the following risk factors should be considered carefully in evaluating the Company and its business. An investment in the Company involves a high degree of risk. The following risk factors are some but not all of the factors that are associated with an investment in the Company. Some statements included herein are based on many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward looking statements due to a number of factors, including, but not limited to, those identified below.

The Company no longer has any continuing business operations

          Pursuant to an Asset Purchase Agreement dated July 30, 1999 with PMW the company sold to PMW all of its equipment, furniture and other physical assets, all of its computer operating systems, for the sum of $800,000. PMW also had the right to purchase any or all of the customer accounts of the company for an amount equal to the aggregate outstanding principal balance and all accrued but unpaid fees and interest on such accounts. The company will continue its collection activities with respect to those accounts which are not purchased by PMW. The company's shareholders approved the sale on September 21, 1999. As a result of the sale, the company no longer has any continuing business operation other than winding up of its operations. The company is seeking to engage in other business ventures, but there can be no assurance as to when, or if, an economically viable business can be acquired or continued successfully. Management is diligently seeking other opportunities for the company.

The Company has no customer and has not funded any loans. As of December 31, 2000 the Company had no customers and funded no loans.

The verdict in favor of the Company was appealed by the defendants.

In connection with the civil action Pioneer Commercial Funding Corporation and Banc One, Texas, N.A. v. American Financial Mortgage Corporation, Thomas F. Flately Norwest Funding, Inc. and Corestates Bank, N.A. (No. 0885, April Term, 1998), a final judgement was entered on December

4, 2000 in favor of the Company as follows:

Compensatory damages in the amount of $1,779,519.99 plus interest of $78,854.29 Consequential damages in the amount of $13,500,000.00
Punitive  damages  in the amount of  $40,500,000.00
For a total of $55,858,374.28

and in favor of Pioneer Commercial Funding Corp. against American Financial Mortgage Corp. and Thomas F. Flatley as follows:

Compensatory damages on the contract and conversion in the amount of $1,779,519.99 plus interest of $890,442.56 on the contract claims Attorney's fees in the amount of $1,200,000.00
For a total of $3,869,962.55

   The defendants have appealed the judgement. No assurance can be given as to the ultimate outcome of this litigation.

Control by principal stockholder.
--------------------------------

          Leedan Business Enterprise Ltd. ("Leedan") owns between approximately 1,338,570 shares of common stock of the Company representing 39.3% of the outstanding Common Stock. As a result of its ownership, Leedan has a major influence in determining the direction and policies of the Company, the election of the directors of the Company, the outcome of any other matter submitted to a vote of stockholders, and to prevent or cause a change in control of the company.

Market considerations.

          There can be no assurance that the market price of the Common Stock will not decline.

The Company is no longer listed on the NASDAQ stock market

          The Company is no longer listed on the NASDAQ stock market as a result of no longer meeting NASDAQ's listing qualifications. There can be no assurance that the Company will meet NASDAQ's requirements in the future so that it may re-apply for listing, nor can there be assurance that, even if the company does meet NASDAQ's listing requirements, the company will be accepted by NASDAQ.

The Company has never paid any dividends

          The Company has never paid cash dividends on its Common Stock. Furthermore, the POR pertaining to the Predecessor's emergence from bankruptcy prohibit the Company from paying any dividends to its common shareholders until the sum of $1,350,000 shall have been paid to the Predecessor's pre-bankruptcy unsecured creditors. As of December 31, 2000, no payment to the unsecured creditors has been made. Further, in accordance with the POR, the Predecessor became obligated to pay certain portions of its net income in satisfaction of said payment obligation to its pre- bankruptcy creditors. Upon consummation of the Merger, the Company became obligated, by operation of law, to comply with such payment obligation and dividend payment prohibition, among other operating restrictions. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future as it intends to retain future earnings to finance the growth of the business. The payment of future cash dividends on the Common Stock will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Board of Directors.

     Item 7.
     Financial Statements

     See pages F-1 to F-19

     Item 8.
     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

                                                         PART III


          Item 9.
          Directors, Executive Officers and Control Persons.

          Executive Officers and Directors

          The executive officers and directors of the Company are as follows:

          Name                                           Age                                          Position

          Boaz Harel.........                          37                              Chairman of the Board, Director

          M. Albert Nissim...                          67                              President, Director

          David W. Sass......                          65                              Secretary

          Richard Fried......                          54                              Director

          Tamar Lieber.......                          58                              Director

          Lynda Davey........                          46                              Director

          Joseph Samuels.....                          70                              Director


               Boaz Harel was appointed to the Board in November 1996 and elected as Chairman of the Board on July 2, 1997. From 1991 to 1993, Mr. Harel was the founder and managing director of Mashik Business and Development Ltd., an engineering consulting company. From 1993 to 1997, Mr. Harel had been the Managing Director of Leedan Business Enterprise Ltd. ("Leedan"), which is the beneficial owner of 39.3% of the Company's Common Stock. Since January 1994, Mr. Harel has served as a member of the Supervisory Board of ICTS International N.V. and since September 1996, Mr. Harel has served as the Chairman of ICTS USA (1994), Inc., an indirect subsidiary of Leedan. Mr. Harel was a Co-Managing Director of Leedan International Holdings B.V., a principal shareholder of the Company and an indirect wholly-owned subsidiary of Leedan.

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

               David W. Sass has been a Director since April, 1998 and has been a practicing attorney in New York City for the past 40 years and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, securities counsel to the Company. Mr. Sass is also a director of BarPoint.Com, Inc. a company that will operate a patent pending search engine and software technology that allows consumers to search for product specific information on the Internet and a member and Vice Chairman of the Board of Trustees of Ithaca College. Mr. Sass earned a B.A. from Ithaca College, a J.D. from Temple University School of Law and an L.L.M. (in taxation) from New York University School of Law.

               Richard Fried was appointed to the Predecessor's Board in February 1994 and served as Vice- President of the Predecessor. Upon consummation of the Merger in November 1994, he became a director of the Company. Since June 1991 Mr. Fried has served as President of Medical Systems, Inc., an application software development company, of which he has been a principal shareholder. From February 1993, he has served as President of Montgomery Associates, Inc., a corporation wholly-owned by him, which is engaged in business as an importer-exporter. Since April 1993, Mr. Fried has been a principal shareholder, and has served as President, of Sea Change Systems, Inc., a software tools development company. From April 1993 to May 1994, he was a Branch Manager of LPL Financial Services, a stock brokerage firm, which is an NASD member firm. Since November 1994, Mr. Fried has been a controlling shareholder and has served as President of SMARTpay, Inc., a collection service. From April 1995 he has served as President of Centennial Systems, Inc., a software distribution, sales and service firm of which he is a principal shareholder. Since October 1996, Mr. Fried has been a controlling shareholder, and has served as President, of Leeward Software, Inc., an application software developer. From October 1996 he has also served as President of Windward Software, Inc., a materials management software intellectual property company of which he is also a principal shareholder. From December 1996 he has served as President of Strategic Reporting Systems, Inc., a database report generation software development and distribution firm of which he is a principal shareholder. From April 1997, he has served as managing director of HYCOM USA, Inc., an international software development and distribution company, of which he is a principal shareholder.

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

                           Annual Compensation                                Awards
                         -------------------
    Name and
Principal Position      Fiscal Year       Salary($)         Bonus            Other Annual              Securities
------------------      -----------       ---------                          Compensation ($)          Underlying
                                                                             ----------------          Option
Boaz Harel*              2000               $100,000
Chairman of              1999               $100,000
the Board                1998(1)            $100,000         $15,000                                      50,000


M. Albert Nissim**
President                2000               $114,000
                         1999               $118,385
                         1998(1)            $118,654         $12,000                                      25,000


John O'Brien***
Chief Financial          2000               $0
 Officer                 1999               $122,083
                         1998(1)            $58,513

David W. Sass            2000               $0
Secretary                1999               $0
                         1998               $0


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

(1)  For the Year Ending December 31, 1998


Compensation of Directors.

The Directors of the Company receive cash compensation of $300 per meeting in his or her capacity as a director when there is a telephonic meeting and $500 when the Board meets in person.

Options Issued to Executives.

 The table below sets forth information regarding option grants to executive officers and Directors of the Company.


                            Number of Exercise Price
Name                          Options Granted              Per Share                     Expiration Date

M. Albert Nissim(1)           45,000                       $ 4.50                        February, 2002
                              25,000                       $10.00                        October, 2002

Boaz Harel(1)                  7,500                       $2.25                         March, 2002
                              50,000                       $4.75                         October, 2002

Richard Fried(1)               7,500                       $2.25                         March, 2002
                              12,000                       $4.25                         October, 2002

Tamar Lieber(1)                7,500                       $2.25                         March, 2002
                              12,000                       $4.25                         October, 2002

Joseph Samuels(1)             12,000                       $4.25                         October, 2002


Lynda Davey(1)                12,000                       $4.25                         October, 2002


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


Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the holdings of the Common Stock as of March 23, 2001 by each person or entity known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock and by (1) each director and named executive officer; and (2) all directors and executive officers as a group.

                                                              Number of Shares                  Percent
Name                      Title                               of Common Stock                   of Class
----                      -----                               ---------------                   ---------

ICTS International N.V.                                         150,000                            4.4%
Biesboch 225
1181 JC Amstelveen
The Netherlands

Lancer Partners L.P.                                             212,130                           6.2%
200 Park Avenue, Ste 3900
New York, NY 10166

Leedan Business
  Enterprise Ltd.                                                1,338,570(1)                      39.3%
7 Yad Harytzim
4th Floor
Industrial Zone
Herzliya, Israel 46120

Rogosin International B.V.                                       265,000(3)                        7.7%
One Rockefeller Plaza,
Ste. 2412
New York, NY 10020

Boaz Harel               Director                                 57,500(2)                        *
1 Rockfeller Plaza
Suite 2412
New York, New York
10020

SHR Finanz Gm                                                    200,000                           5.8%
32 Ost Weststrasse
Rostock 18132
Germany






                                                              Number of Shares                  Percent
Name                      Title                               of Common Stock                   of Class
----                      -----                               ---------------                   ---------

M. Albert Nissim         President and                             73,200(4)                       *
One Rockefeller Plaza    Director
Suite 2412
New York, NY

Tamar Lieber             Director                                 139,250(5)                     3.5%
160 W. 66th Street
Apt. 49B
New York, NY 10023

Richard Fried            Director                                 19,500(5)                        *
33 Marian Road
Marblehead, MA 01945

Lynda Davey              Director                                17,250(6)                          *
1375 Broadway
6th Floor
New York, NY 10018

Joseph Samuels           Director                                35,650(6)                          *
321 24th Street
Santa Monica, CA 90402

Directors and
Executive
Officers as a
group (6 persons)                                                1,479,530(7)                     43.4%

*        Less than 1%



(1)      Leedan International Holdings B.V., which together with Leedan Systems & Properties
         Promotion (1003) Ltd. Holds 39.3% of the issued and outstanding Common Stock of the
         Company, is an indirect wholly-owned subsidiary of Leedan Business. Certain members of the family of Mr. Boaz Harel, a director of the Company, collectively, own approximately 50% of the outstanding shares of Leedan Business.  Mr. Boaz Harel no longer is a shareholder of Leedan.

(2) Includes a three year option for 50,000, vesting 1/3rd each year, exercisable at $4.75 per share and a three year option for 7,500 shares exercisable at $2.25 per share, vesting 1/3rd each year.

(3)      An affiliate to Leedan Business Enterprises Ltd. Shares were purchased in a private transaction.

(4) Includes 45,000 shares of Common Stock exercisable at $4.50 per share which Mr. Nissim has the right to acquire within 60 days from the date hereof upon exercise of an option held by him and 25,000 options exercisable at $10.00 per share at the rate of 1/3rd per year for three years.

(5) Includes 7,500 shares as part of a 3 year option, exercisable at $2.25 per share, vesting at the rate of 1/3rd per year for three years and 12,000 shares exercisable $4.25 per vesting at the rate of 1/3rd per year for three years.

(6) Includes 12,000 shares as part of a three year option, exercisable at $4.25 per share, vesting at the rate of 1/3rd per year.

(7) Does not include any options referred to in notes (2), (3), (4), (5) and (6) hereof, but included the shares owned by Leedan Business
         Enterprises, Ltd.

                                                            17

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

                  Pursuant to the settlement as stated above, the guarantor issued to the Company two installment notes in the amounts of $265,103 and $470,000, respectively. These notes bear interest at a rate of 8.25% per annum and are payable quarterly commencing three months from November 18, 1998, the date of issuance of the notes. Both notes mature November 18, 2000 but have not yet been fully paid.

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

Item 13. Exhibits & Reports on Form 8-K

 (A) The Following financial statements are included in Part II, Item 7:

      Independent Auditors' Report by Lazar, Levine & Felix, LLP for the two years ended December 31, 2000

      Balance Sheets as of December 31, 2000 and 1999.

      Statements of Operations for the two years ended December 31, 2000.

      Statements of Comprehensive Income for the two years ended December 31, 2000.

      Statements of Stockholders' Equity for the two years ended December 31, 2000.

      Statements of Cash Flows for the two years ended December 31, 2000.

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

               [10.1] Credit Agreement between Bank One, Texas, N.A. and the Company, dated March 31, 1997.

               11 Earnings Per Share

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Pioneer Commercial Funding Corp.


We have audited the accompanying balance sheets of Pioneer Commercial Funding Corporation (a New York corporation) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Commercial Funding Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



                                                     LAZAR LEVINE & FELIX LLP

New York, New York
February 13, 2001

                        PIONEER COMMERCIAL FUNDING CORP.
                                 BALANCE SHEETS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                   - ASSETS -

                                                                                                        2000                1999
CURRENT ASSETS:
     Cash and cash equivalents ...............................................................         $  738,937         $1,979,395
     Mortgage warehouse loans receivable, net of allowance for loan losses ...................            582,254          1,572,550
     Loans held for resale, net of allowance for loan losses .................................               --              236,179
     Receivable for loans shipped ............................................................          1,716,969          1,716,969
     Accrued interest and fee receivable .....................................................             41,705            208,256
     Notes receivable, net of reserve ........................................................            450,291          1,067,696
     Prepaid and other current assets ........................................................             50,302            138,688
                                                                                                       ----------         ----------

TOTAL CURRENT ASSETS .........................................................................          3,580,458          6,919,733

OTHER ASSETS:
     Investment securities available for sale ................................................            108,750            108,750
     Other assets ............................................................................             32,199            192,282
                                                                                                       ----------         ----------

TOTAL ASSETS .................................................................................         $3,721,407         $7,220,765
                                                                                                       ==========         ==========


                                           - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
     Mortgage warehouse loans payable ........................................                 $3,261,010                 $4,721,817
     Accounts payable and accrued expenses ...................................                    132,965                    152,131
     Accrued interest and fees ...............................................                    886,186                    511,349
     Deferred loan fees ......................................................                     29,000                     29,000
     Deferred legal fees .....................................................                     65,395                     65,395
                                                                                               ----------                 ----------

TOTAL CURRENT LIABILITIES ....................................................                  4,374,556                  5,479,692

SUBORDINATED DEBT ............................................................                  1,000,000                  1,626,000
                                                                                               ----------                 ----------

TOTAL LIABILITIES ............................................................                  5,374,556                  7,105,692
                                                                                               ----------                 ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Common  stock - $.01 par  value;  authorized  20,000,000  shares;  3,403,663  and
      2,771,134 shares issued and outstanding for 2000 and 1999, respectively                      34,037                    27,712
     Additional paid-in capital ................................................               16,647,520                14,584,663
     Accumulated deficit .......................................................              (18,218,456)              (14,381,052)
     Accumulated other comprehensive income (loss) .............................                 (116,250)                 (116,250)
                                                                                             ------------              ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ...........................................               (1,653,149)                  115,073
                                                                                             ------------              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ...........................             $  3,721,407              $  7,220,765
                                                                                             ============              ============

The accompanying notes are an integral part of these financial statements.




                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                                        2000                1999
INCOME:
     Interest income .............................................................             $   200,612              $ 1,553,085
     Commissions and facility fees ...............................................                    --                     59,458
     Processing fees .............................................................                  44,400                  476,743
                                                                                               -----------              -----------

TOTAL INCOME .....................................................................                 245,012                2,089,286
                                                                                               -----------              -----------

INTEREST AND FEE COSTS:
     Interest expense - warehouse and lines of credit ............................                 491,423                1,470,003
     Bank charges and facility fees ..............................................                   4,094                   59,228
     Bank processing fees ........................................................                      16                   34,606
                                                                                               -----------              -----------

TOTAL INTEREST AND FEE COSTS .....................................................                 495,533                1,563,837
                                                                                               -----------              -----------

NET INTEREST AND FEE (LOSS) INCOME ...............................................                (250,521)                 525,449

     Loan loss and other provisions ..............................................               1,157,401                2,442,899
                                                                                               -----------              -----------
                                                                                                (1,407,922)              (1,917,450)
                                                                                               -----------              -----------
OTHER OPERATING EXPENSES:
     Compensation and benefits ...................................................                 310,100                  850,435
     Depreciation and amortization ...............................................                    --                    144,508
     Professional fees ...........................................................               1,850,763                1,038,257
     Utilities ...................................................................                  11,318                   27,954
     Rent ........................................................................                 286,270                  148,840
     Repairs and maintenance .....................................................                    --                      2,826
     Other .......................................................................                 231,839                  457,302
                                                                                               -----------              -----------

TOTAL OTHER OPERATING EXPENSES ...................................................               2,690,290                2,670,122
                                                                                               -----------              -----------

LOSS FROM OPERATIONS .............................................................              (4,098,212)              (4,587,572)
                                                                                               -----------              -----------

OTHER INCOME AND (EXPENSE):
     Interest income - other .....................................................                  37,475                   53,002
     Interest expense - other ....................................................                    --                     (2,749)
     Litigation settlement .......................................................                 219,828                     --
     Miscellaneous income ........................................................                   5,504                    2,579
     Gain from sale of fixed assets ..............................................                    --                     90,577
                                                                                               -----------              -----------

TOTAL OTHER INCOME AND EXPENSE ...................................................                 262,807                  143,409
                                                                                               -----------              -----------
LOSS BEFORE TAXES ................................................................              (3,835,405)              (4,444,163)

     Provision for taxes .........................................................                   1,999                    1,099
                                                                                               -----------              -----------

NET LOSS .........................................................................             $(3,837,404)             $(4,445,262)
                                                                                               ===========              ===========
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK .................................             $     (1.31)             $     (1.60)
                                                                                              ===========              ===========
WEIGHTED AVERAGE NUMBER OF SHARES ................................................               2,929,266                2,771,134
                                                                                               ===========              ===========

The accompanying notes are an integral part of these financial statements.

                        PIONEER COMMERCIAL FUNDING CORP.
                       STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                                   2000                1999

NET LOSS                                                                                       $   (3,837,404)     $   (4,445,262)

     Change in unrealized gain on investment in securities available for sale                              -             (210,000)
                                                                                            -----------------   -----------------

COMPREHENSIVE NET LOSS                                                                         $   (3,837,404)     $   (4,655,262)
                                                                                               ===============     ==============


The accompanying notes are an integral part of these financial statements.

                        PIONEER COMMERCIAL FUNDING CORP.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                                Other
                                                        Additional         Accumulated     Comprehensive      Total
                                             Common      Paid-In             Deficit        Income (Loss)   Stockholders'
                                             Stock       Capital                                            Equity (Deficit)

Balance, December 31, 1998 ..............$   27,712      $14,584,663     $(9,935,790)     $    93,750      $ 4,770,335

Change in unrealized gain on
  investment in securities for sale ......      --              --              --           (210,000)        (210,000)

Net loss ................................(4,445,262)            --        (4,445,262)
                                         -----------      -----------     -----------      -----------      -----------

Balance, December 31, 1999                   27,712        14,584,663    (14,381,052)        (116,250)         115,073

Issued  168,334 shares of common stock
  for cash on September 28, 2000              1,683           503,319          -                  -            505,002

Issued  200,000 shares of common stock
  for cash on October 3, 2000                 2,000           598,000          -                  -            600,000

Converted  loans plus accrued  interest in
the aggregate amount of $792,586 to
264,195 shares of common stock
on September 30, 2000                         2,642           789,944          -                   -           792,586

Issued  104,630  warrants on September
  30, 2000                                        -           171,594          -                   -           171,594

Net loss                                          -                -      (3,837,404)              -        (3,837,404)
                                        ------------      ------------    -------------       ----------    -----------

Balance, December 31, 2000                $  34,037      $ 16,647,520   $(18,218,456)      $   (116,250)   $ (1,653,149)
                                           =========     ============   ============         ===========   =============

The accompanying notes are an integral part of these financial statements.


                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                                    2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..........................................................................         $ (3,837,404)         $ (4,445,262)
     Adjustments  to  reconcile  net loss to net  cash
     (used  in)  provided  by  operating  activities:
        Depreciation and amortization ..................................................                 --                 144,508
        Loan loss reserve and provision for bad debts ..................................              930,193             1,782,719
        Gain from sale of fixed assets .................................................                 --                 (90,577)
        Note receivable written off ....................................................                 --                  75,000
        Value of warrants issued .......................................................              171,594                  --
     (Increase) decrease in:
        Mortgage warehouse loans receivable ............................................              689,786            29,935,861
        Loans held for resale ..........................................................               80,472               160,300
        Accrued interest receivable ....................................................               61,125               617,084
        Prepaid expenses ...............................................................               88,387                41,815
        Notes receivable ...............................................................              249,854               603,813
        Other assets ...................................................................              159,083               282,781
     Increase (decrease) in:
        Accrued interest payable .......................................................              541,423               (61,515)
        Due to mortgage banking companies ..............................................                 --                (220,228)
        Accounts payable and accrued expenses ..........................................              (19,166)             (266,449)
                                                                                                 ------------          ------------
          Net cash (used in) provided by operating activities ..........................             (884,653)           28,559,850
                                                                                                 ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets ..........................................................                 --                (113,773)
     Net proceeds from sale of fixed assets ............................................                 --                 792,638
                                                                                                 ------------          ------------
          Net cash provided by investing activities ....................................                 --                 678,865
                                                                                                 ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) in borrowings used in operations ...................................           (1,460,807)          (28,663,108)
     Payment of subordinated debt ......................................................                 --                (100,000)
     Net proceeds from issuance of stock ...............................................            1,105,002                  --
                                                                                                 ------------          ------------
          Net cash (used in) financing activities ......................................             (355,805)          (28,763,108)
                                                                                                 ------------          ------------

NET (DECREASE) INCREASE IN CASH ........................................................           (1,240,458)              475,607

     Cash and cash equivalents at the beginning of year ................................            1,979,395             1,503,788
                                                                                                 ------------          ------------

CASH AND CASH EQUIVALENTS AT THE END OF YEAR ...........................................         $    738,937          $  1,979,395
                                                                                                 ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest ..........................................................................         $       --            $  1,540,309
                                                                                                 ============          ============
     Income taxes ......................................................................         $      1,999          $      1,099
                                                                                                 ============          ============

NONCASH FINANCING ACTIVITIES:
     Conversion of mortgage loans receivable to notes receivable .......................         $       --            $    658,072
     Conversion of loans payable and accrued interest to common stock ..................              792,586                  --

The accompanying notes are an integral part of these financial statements.

                        PIONEER COMMERCIAL FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

                        PIONEER COMMERCIAL FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - NATURE OF OPERATIONS (Continued):

Operations (Continued):

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:

The accompanying financial statements, which are prepared in conformity with generally accepted accounting principles, require the use of estimates made by management. The most significant estimates with regard to these financial statements relate to the valuation allowance for estimated losses on the disposition of stale loans and uncollectable interest and fees, for deferred income taxes and the estimated obligations due under the POR, as more fully described in Notes M and O, respectively. Actual results may differ from those assumed in management's estimates.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

For the years ended December 31, 2000 and 1999, the exercise price exceeded the average sale price for most options and warrants, and the impact of conversion of the warrants and options would have been antidilutive or immaterial.
Therefore, the options and warrants were not considered in the calculation of earnings (loss) per common share.

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

As of December 31, 2000 and 1999, the fair value of cash and cash equivalents, receivables, obligations under accounts payable and debt instruments approximate the carrying value.

Marketable Securities:

At December 31, 2000 and 1999, marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in
Debt and Equity Securities". Unrealized gains and losses are included in shareholders' equity as other comprehensive income (loss).

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

Depreciation and amortization expense for the years ended December 31, 2000 and 1999 aggregated $-0- and $144,508, respectively.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Advertising Costs:

Advertising costs, which are included in general and administrative expenses, are expensed as incurred. For the years ended December 31, 2000 and 1999, advertising costs aggregated $-0- and $3,338, respectively.

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

Employee stock options:

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of Accounting Principles Board's Opinion
No. 25, "Accounting for Stock Issued to Employees ("APB 25"). (See Note N.)

Recent pronouncements:

In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company will be required to adopt for the year ending December 31, 2001. FAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of FAS 133 is not expected to have a material impact on its financial condition or results of operations.

In December 1999, the  Securities and Exchange  Commission  ("SEC") issued Staff
Account Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2001.
The SAB requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion 20, "Accounting
Changes". We are currently evaluating the impact, if any, SAB No. 101 will have on our financial position or results and operations.

In  March  2000,  the  Financial   Accounting   Standards  Board  (FASB)  issued
Interpretation No. 44 (FIN 44), "Accounting for Certain  Transactions  involving
Stock  Compensation",  an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee,  the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations.  FIN 44 became effective on July 1, 2000,  but is  applicable  for  certain  transactions  dating back to
December  1998.  The  adoption  of FIN 44 did not have a material  impact on the
Company's financial position or results of operations.



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

In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE D - MORTGAGE WAREHOUSE LOANS RECEIVABLE/PAYABLE:

Loans receivable are generally due within sixty days from the date funded, with an average outstanding period of 33 days and interest payable ranging from prime plus 1.75% to prime plus 2.0%. Similarly, all of the related loans payable are due within the same time frame. During the fiscal year ended March 31, 1997, the Company obtained a $25 million revolving line of credit pursuant to a security agreement between the Company and Bank One, Texas, N.A. ("Bank One"). The
Company paid interest on advances at the "prime rate" of interest, quoted from time to time by the Wall Street Journal plus or minus one-eighth of a percent.
As collateral security for its indebtedness to Bank One the Company granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loan funded by it with moneys advanced under its Bank One credit line and all mortgages or other forms of collateral security obtained by the Company in connection with the funding of such loans. On August 25, September 26 and December 12, 1997,
Bank One amended the credit facility to provide the Company with $35,000,000, $50,000,000 and $60,000,000, respectively. Effective June 30, 1998 Leedan
Business Enterprise Ltd. ("Leedan"), a 49% owner of the Company, entered into a Capital Maintenance Agreement with Bank One wherein Leedan agreed to cause capital contributions or subordinated debt advances, up to $2 million, to be made to the Company in order to maintain an adjusted Company net worth of a least $8 million, upon official written request by Bank One. This agreement continues in effect until the Company has paid its obligation to Bank One and Bank One terminates its commitment to supply the Company credit (See also Note
M). On September 1 and September 15, 1998, Bank One amended the credit facility to decrease the borrowing limit to $55,000,000 and $50,000,000 respectively. The credit facility expired on October 30, 1998, whereupon Bank One agreed to continue funding the Company's loans until the facility was renewed or another lender replaced Bank One. On February 18, 1999, Bank One renewed the credit facility with a borrowing limit of $40,000,000 through April 30, 1999. This credit facility was subsequently extended to September 30, 1999 and as of the date of these financial statements, no additional renewal was granted by Bank
One. At December 31, 2000, the Company continues to owe Bank One $3,261,010.

For the years ended December 31, 2000 and 1999, the weighted average interest rate on loans receivable was 14.15% and 9.65%, respectively, and on loans payable was 9.0% and 7.88%, respectively. Loans receivable are collateralized by a security interest in the underlying real property which the Company then assigns to its funding sources as security for the loans payable.


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

In September 1999, the Company used a portion of the proceeds from the sale of fixed assets (see Note A) and acquired 36 stale loans for $574,774 from Bank
One. At December 31, 2000, the balance of these loans are reflected in the financial statements at net realizable value aggregating $-0-, which includes a reserve of $494,302.


NOTE F - RECEIVABLE FOR LOANS SHIPPED:

During October 1997, the Company warehoused $1.7 million in mortgages for the same customer as described in Note E above, who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank.
The investor miswired the funds to the conduit's bank, Corestates Bank, N.A. The conduit's bank refused to return the funds. The Company is taking actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Bank One
Texas, N.A. ("Bank One"), has joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional
$2 million guarantee from the customer's primary shareholder. In June 2000, the Company received a check in the amount of $219,828 which represented payment for a settlement reached with Norwest Funding, Inc. After trial, on December 4, 2000 a judgment was entered (a) against the bank and in favor of the Company as follows: compensatory damages in the amount of $1,779,520 plus interest of $78,854, consequential damages in the amount of $13,500,000, punitive damages in the amount of $40,500,000, for a total of $55,858,374 and (b) in favor of the Company against American Financial Mortgage Corp. and Thomas F. Flatley as follows: compensatory damages on the contract and conversion in the amount of $1,779,520 plus interest of $890,443 on the contract claims, attorney's fees in the amount of $1,200,000, for a total of $3,869,963. The defendants have appealed the judgment. No assurance can be given as to the ultimate outcome of this litigation. The Company has only reflected the original $1.7 million receivable on its balance sheet.


NOTE G - INVESTMENT SECURITIES AVAILABLE FOR SALE:

On July 7, 1997, the Company purchased 300,000 shares, at $.75 per share, of Fidelity First Mortgage Corp., NASDAQ (FFIR) for a total investment of $225,000.
On May 6, 1999, management of FFIR approved a 1 for 50 reverse stock split, reducing the Company's number of shares to 6,000. In November 1999, the Company received 1,250 restricted bonus FFIR shares. FFIR shares closed on December 31, 2000 and 1999 at $15 per share (before reverse stock split), resulting in an unrealized gain of $-0- in 2000 and an unrealized loss of $210,000 in 1999.
Fidelity First Mortgage, which was also a customer of the Company, is based in Columbia, Maryland and funds conforming and non-conforming single family residential mortgages in Maryland, Virginia, Delaware, Florida, North and South
Carolina.



NOTE H - NOTES RECEIVABLE:

     On November  18,  1998,  a  settlement  was reached  with a guarantor  of a
mortgage  banking  customer's   defaulted  line  of  credit.   Pursuant  to  the
settlement,  the guarantor  issued to the Company two  installment  notes in the amounts of $265,103 and $470,000,  respectively.  These notes bear interest at a rate of 8.25% per annum and are payable  quarterly  commencing three months from
November 18, 1998, the date of issuance of the notes. Both notes mature November
18, 2000. Due to the default of these notes,  the Company recorded a 50% reserve
against the amounts due.                                                             $ 735,103

     On March 29,  1999,  a  settlement  was reached  with two clients and their guarantor  wherein the  remaining  loans on each  client's line and interest and fees due through  October 31,  1998 were  replaced  with a note from each client guaranteed  by the client's  guarantor in the amounts of $453,430 and  $204,640, respectively,  each payable in sixteen monthly  installments plus interest at an
annual   rate   of   10%.   Both   notes   matured   June   29,   2000.                 82,740
                                                                                      --------
                                                                                       817,843
Less:  reserve                                                                         367,552
                                                                                      ---------
                                                                                      $450,291


NOTE I - INVESTMENT IN AND ADVANCES TO PIONEER HOME FUNDING:

On April 16, 1997, the Company entered into a joint venture agreement with Maryland Financial Corporation ("MFC") to form Pioneer Home Funding, LLC, a
California Limited Liability Company, ("PHF"). The Company accounts for this investment on the equity method. The agreement provides that the Company and MFC would maintain 80% and 20% ownership interests, respectively, in PHF. An amendment to the agreement was made on October 31, 1997. This amendment provides that the Company would contribute $40,000 for a 20 percent interest in PHF. In addition, the Company may from time to time, at its option, make loans to PHF as needed. Under this agreement the Company has the option to convert loans made to PHF into an 80% interest in PHF. As of December 31, 1999, the Company has advanced as a loan receivable $294,345 (which is included in other assets on the balance sheet). At December 31, 1999, the Company has recorded a 100% reserve, against this receivable due to the financial condition of PHF. There were no advances made to PHF during the year ended December 31, 2000.


NOTE J - OTHER ASSETS:

The following items are also included in other assets on the Company's balance sheet:

1. Effective April 25, 1996, a one year certificate of deposit in the amount of $25,000 was pledged in order for the Company to receive a California Lender
    Bond as a California Financial Lender. The certificate of deposit was renewed as of October 22, 2000 and is renewable quarterly at the discretion of the insurance carrier.

2. As a result of the signing of a ten (10) year lease for office space at 21700 Oxnard Street, Suite 1650, Woodland Hills, California, on October 17,
    1997,  the Company  delivered an  unconditional,  irrevocable  and renewable
    Letter of Credit (LC), in the amount of $150,000,  in favor of the Landlord.
    A $150,000 Certificate of Deposit which was security for the LC, was claimed by the landlord for unpaid rent in January 2001, and the financial statements as of December 31, 2000 were adjusted accordingly. (See Note 0).


NOTE K - INCOME TAXES:

The components of the provision for income taxes are as follows:

                                                                                                   2000                      1999

                       Current:
   Federal .................................................................                      $ --                        $ --
   State ...................................................................                       1,999                       1,099
                                                                                                  ------                      ------
                                                                                                   1,999                       1,099
Deferred:
   Federal .................................................................                        --                          --
   State ...................................................................                        --                          --
                                                                                                  ------                      ------
Provision for income taxes .................................................                      $1,999                      $1,099
                                                                                                  ======                      ======

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

                                                                                                    2000                     1999


                     Net operating losses ........................                            $ 3,500,000               $ 2,230,000
                     Valuation allowances ........................                             (3,500,000)               (2,230,000)
                                                                                              -----------               -----------
                                                                                              $     -                   $     -
                                                                                              ===========               ===========

At December 31, 2000, the Company had net operating loss (NOL's) carryforwards available for income tax purposes of approximately $8.7 million expiring in varying amounts through 2014. Approximately $1 million of the NOL's are limited in use pursuant to a change in ownership in November 1994.


NOTE L - DEFERRED LEGAL FEES:

Deferred legal fees are a consequence of the POR (see Note O) and are payable in four annual installments which began on April 16, 1994. The Company has not paid the April 1996, 1997 and 1998 installments aggregating $65,395 as of December
31, 2000.


NOTE M - STOCKHOLDERS' EQUITY, PRIVATE PLACEMENT AND INITIAL PUBLIC OFFERING:

Common Stock:

At the annual meeting of the stockholders on June 29, 1999, a reverse stock split of 1 for 2 was approved. The date of record for the reverse split was June
29, 1999. All references to shares of common stock, stock options, warrants, exercise prices per share and per share amounts have been restated to reflect the effect of the reverse stock split.

On September 28 and October 3, 2000, the Company issued 168,334 and 200,000 shares of common stock for $505,000 and $600,000, respectively in a private placement.

On September 30, 2000, the Company converted loans in the amount of $626,000 plus accrued interest of $166,586 to 264,195 shares of common stock.

NOTE  M -  STOCKHOLDERS'  EQUITY,  PRIVATE  PLACEMENT  AND  INITIAL  PUBLIC
OFFERING: (Continued)

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

Subordinated Debt:

On November 26, 1997, the Company issued $1,000,000 in subordinated debt as part of a $4 million private placement. The private placement provided for a minimum purchase of $250,000 (1 unit) with each unit obtaining 7,500 Warrants that allow for the purchase of 7,500 shares. The exercise price of the shares is equal to the price of the Company's stock as of the date of issue of the subordinated debt. The Company has 30,000 Warrants outstanding (7,500 per unit for 4 units).
The subordinated debt carries an interest rate of 10% per annum and matures on November 25, 2002. The Company's stock price on November 26, 1997 was $2.875. On
September  11,  1998 three  subordinated  debt  advances  pursuant to the Leedan
Capital  Maintenance  Agreement  (Note  D)  were  made to the  Company  totaling
$726,000,  secured by notes.  The notes are due when a replacement  for the Bank
One lending facility is in place, with interest paid quarterly at 11% per annum.
During the first  quarter of 1999  $100,000 of debt was repaid and in  September
2000, $626,000 of debt was converted into 208,667 shares of common stock.

 Dividend Restriction:

 The holders of the Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The common stockholders are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available. As of December 31, 2000, in management's opinion, it is not anticipated that dividends will be paid on common stock in the foreseeable future as certain of the debt instruments to which the Company is a party to prohibit or restrict the payment of dividends (see Note O for further discussion of restrictions under the POR).

NOTE N - STOCK OPTION PLANS AND WARRANTS:

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

Weighed average fair value of options granted during the year (adjusted for 1 for 2 reverse stock split) is as follows:

                                                        December 31, 2000      December 31, 1999
                                                        ----------------     -------------------
                                                          Weighted                      Weighted
                                                           Average                      Average
                                                          Exercise                      Exercise
                                          Shares           Price          Shares        Price
                                                          ---------      ----------    -------
   Options outstanding
     beginning                              208,500         $4.90          208,500        $4.90
   Granted                                   -                 -            -               -
   Exercised                                 -                 -            -               -
   Canceled                                 (18,000)         4.25           -               -
                                          ----------                     ---------

   Options outstanding ending               190,500         $4.96          208,500        $4.90
                                            =======                        =======


NOTE N - STOCK OPTION PLANS AND WARRANTS (Continued):

The following information applies to options outstanding at December 31, 2000

                                                 Options Outstanding                      Options Exercisable
   Range of exercise                                 Weighted
     prices                       Number             Average
                                Outstanding         Remaining          Weighted                Number
                                                  Contractual Life      Average              Exercisable
                                                    (Years)          Exercise Price


      $1.00 - $2.25                 22,500              1.25                 $2.25               22,500
      $2.26 - $4.50                 93,000              1.50                 $4.37               93,000
      $4.51 - $10.00                75,000              1.75                 $6.50               75,000
                                  --------                                                     --------
                                   190,500              1.57                 $4.96              190,500
                                   =======                                                      =======


No options were granted during the years ended December 31, 2000 and 1999.

Warrants:

On September 30, 2000, the Company issued 104,630  warrants to purchase  104,630 shares of common stock at $3.00 per share to the parties who acquired  shares in a private  placement  in  September  2000,  and to the  holders of the loans and accrued  interest  that were  converted  into common stock.  These  warrants are exercisable on December 31, 2001 and expire on December 31, 2002.

The fair value of the warrants was estimated using the Black-Scholes model with the following weighted average assumptions: expected volatility of 100%; risk free interest rate of 5.30%; and expected lives of 1 to 3 years. Accordingly, for the year ended December 31, 2000, compensation expense aggregating $171,594 was recorded.


NOTE O - COMMITMENTS AND CONTINGENCIES:

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

For the years ended December 31, 2000 and 1999 the Company had not generated income that resulted in payment on the Notes. Accordingly, no liability has been reflected in the Company's balance sheet for the Notes or the professional fees for 1999 or 2000.

As of December 31, 2000, the Company was unable to determine whether it is probable that it will generate income in future years which would result in payments on the Notes. As such, no future liability has been reflected in the Company's balance sheet for the Notes or the professional fees.

NOTE O - COMMITMENTS AND CONTINGENCIES (Continued):

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

In 1999 the Company made expenditures of more than $25,000 to purchase and lease capital assets in connection with its move to new facilities. Management believed that these expenditures were necessary to expand the Company's mortgage operations, and is not aware of any financial impact on the Company under the restrictions of the POR because of these expenditures.

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

Rent expenses (net of rental income) for the years ended December 31, 2000 and 1999 aggregated $286,270 and $148,840, respectively.

At December 31, 2000, future net minimum rental expenses are as follows:

Fiscal Year Ended December 31,

                           2001                                   $    188,262
                           2002                                        164,304
                           2003                                        188,950
                           2004                                        188,950
                           2005                                        188,950
                           Thereafter                                  346,410
                                                                  ------------
                                                                    $  1,265,826

NOTE O - COMMITMENTS AND CONTINGENCIES (Continued):

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

Other Agreement:

The Company has approved a compensation plan for a director and/or Leedan, the company which provides management services to the Company. Leedan is also a principal shareholder of the Company. The plan provides aggregate remuneration to the director and/or Leedan of $100,000 per annum plus 5% of the Company's net income (pre-tax) above $1,000,000 annually. Leedan and the director will determine how such compensation will be divided between them.


NOTE P - ECONOMIC DEPENDENCY:

During the year ended  December 31, 1999,  the Company  funded 466, 176, and 275 loans aggregating  approximately  $28.7 million,  $28.1 million and $24 million, respectively to three customers.  At December 31, 1999 mortgage  warehouse loans
receivable  from  these  customers   amounted  to  $662,000,   $-0-,  and  $-0-,
respectively.

During the 2000 fiscal year, no new loans were funded.

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

                                            Date:     March 29, 2001

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


                                            By: /s/ M. Albert Nissim
                                            Name:  M. Albert Nissim
                                            Title: President and Chief Financial
                                                    Officer

                                            Date:   March 29, 2001

                                            By: /s/ Richard Fried
                                            Name:  Richard Fried
                                            Title: Director

                                            Date:    March 29, 2001


                                            By: /s/ Boaz Harel
                                            Name:  Boaz Harel
                                            Title: Director

                                            Date:    March 29, 2001


                                            By: /s/ Tamar Lieber
                                            Name:  Tamar Lieber
                                            Title: Director

                                            Date:    March 29, 2001

                                            By: /s/ Lynda Davey
                                            Name: Lynda Davey
                                            Title: Director

                                            Date:     March 29, 2001


                                            By: /s/ Joseph Samuels
                                            Name: Joseph Samuels
                                            Title: Director

                                            Date: March 29, 2001