Form 10QSB
period 2001-03-31
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 2001-05-11
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

         There were 3,403,663 shares of the registrant's common stock outstanding as of March 31, 2001.

                        PIONEER COMMERCIAL FUNDING CORP.


                             - FORM 10QSB - INDEX -



                                                                                                                 Page(s)
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements:

              Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000                                     1

               Statements of Operations for the Quarters Ended March 31, 2001
               and 2000 (unaudited)                                                                                   2

               Statements of Comprehensive Income (Loss) for the Quarters Ended
               March 31, 2001 and 2000 (unaudited)                                                                    3

               Statements of Cash Flows for the Quarters Ended March 31, 2001
               and 2000 (unaudited)                                                                                   4

               Notes to Financial Statements (unaudited)                                                             5 - 7

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
of Operations                                                                                                        8 - 9

PART II        Other Information:

               Exhibits and Reports on Form 8-K                                                                      10

               SIGNATURES                                                                                            11




PART I. Financial Information
Item 1. Financial Statements

                        PIONEER COMMERCIAL FUNDING CORP.
                                 BALANCE SHEETS

                                   - ASSETS -






                                                                                             March 31,          December 31,
                                                                                                2001                2000
                                                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                           $        536,106     $      738,937
     Mortgage warehouse loans receivable, net of allowance for loan losses                        106,919            582,254
     Receivable for loans shipped                                                               1,716,969          1,716,969
     Accrued interest and fee receivable                                                           25,877             41,705
     Notes receivable-current portion                                                             450,291            450,291
     Prepaid and other current assets                                                              37,532             50,302
                                                                                         ----------------    ---------------

TOTAL CURRENT ASSETS                                                                            2,873,694          3,580,458

OTHER ASSETS:
     Investment securities available for sale                                                     602,496            108,750
     Other assets                                                                                  32,238             32,199
                                                                                         ----------------    ---------------
TOTAL ASSETS                                                                             $      3,508,428     $    3,721,407
                                                                                         ================     ==============

                                       - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Mortgage warehouse loans payable                                                    $      3,261,010     $    3,261,010
     Accounts payable and accrued expenses                                                        245,331            132,965
     Accrued interest and fees                                                                  1,005,209            886,186
     Deferred loan fees                                                                            29,000             29,000
     Deferred legal fees                                                                           65,395             65,395
                                                                                         ----------------    ---------------

TOTAL CURRENT LIABILITIES                                                                       4,605,945          4,374,556

SUBORDINATED DEBT                                                                               1,000,000          1,000,000
                                                                                         ----------------    ---------------

TOTAL LIABILITIES                                                                               5,605,945          5,374,556
                                                                                         ----------------    ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - $.01 par value;  authorized  20,000,000 shares;  3,403,663
      shares issued and outstanding                                                                34,037             34,037
     Additional paid-in capital                                                                16,647,520         16,647,520
     Accumulated deficit                                                                      (18,680,824)       (18,218,456)
     Accumulated other comprehensive income (loss)                                                (98,250)          (116,250)
                                                                                         -----------------   ----------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                           (2,097,517)        (1,653,149)
                                                                                         -----------------   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $      3,508,428     $    3,721,407
                                                                                         ================     ==============

   The accompanying notes are an integral part of these financial statements.


                        PIONEER COMMERCIAL FUNDING CORP.
--------------------------------------------------------------------------------------------------------------------------
                            STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                                                 2001              2000
INCOME:
     Interest income                                                                       $        31,935    $      69,637
     Processing fees                                                                                 5,850           22,350
                                                                                           ---------------   --------------

TOTAL INCOME                                                                                        37,785           91,987
                                                                                           ---------------   --------------

INTEREST AND FEE COSTS:
     Interest expense - warehouse and lines of credit                                              119,023          143,400
     Bank charges and facility fees                                                                     -                16
     Bank processing fees                                                                               -                10
                                                                                           ---------------   --------------

TOTAL INTEREST AND FEE COSTS                                                                       119,023          143,426
                                                                                           ---------------   --------------

NET INTEREST AND FEE LOSS                                                                          (81,238)         (51,439)

     Loan loss and other provision                                                                 (38,334)              -
                                                                                           ----------------  -------------

                                                                                                   (42,904)         (51,439)
                                                                                           ----------------  -----------------

OTHER OPERATING EXPENSES:
     Compensation and benefits                                                                      41,000           62,825
     Professional fees                                                                             304,054          359,478
     Utilities                                                                                       2,171            2,528
     Rent                                                                                           12,189           44,025
     Other                                                                                          58,286           59,870
                                                                                           ---------------   --------------

TOTAL OTHER OPERATING EXPENSES                                                                     417,700          528,726
                                                                                           ---------------   --------------

LOSS FROM OPERATIONS                                                                              (460,604)        (580,165)
                                                                                           ----------------  ---------------

OTHER INCOME AND (EXPENSE):
     Interest income - other                                                                         9,668           14,029
     Loss from sale of securities                                                                  (10,425)              -
                                                                                           ----------------  -------------

TOTAL OTHER INCOME AND (EXPENSE)                                                                      (757)          14,029
                                                                                           ----------------  --------------

LOSS BEFORE PROVISION FOR TAXES                                                                   (461,361)        (566,136)

     Provision for taxes                                                                             1,007            2,070
                                                                                           ---------------   --------------

NET LOSS                                                                                   $      (462,368)   $    (568,206)
                                                                                           ================   ==============


BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK                                           $         (.14)    $        (.21)
                                                                                           ===============    =============


WEIGHTED AVERAGE NUMBER OF SHARES                                                                3,403,663        2,771,134
                                                                                           ===============   ==============

   The accompanying notes are an integral part of these financial statements.
                                      -2-




-------------------------------------------------------------------------------------------------------------------------------
                        PIONEER COMMERCIAL FUNDING CORP.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                                                                           2001                2000

NET LOSS                                                                                            $     (462,368)    $   (568,206)

     Change in unrealized loss on investment in securities available for sale                                6,750          (65,250)
                                                                                                 -----------------    -------------

COMPREHENSIVE NET LOSS                                                                              $     (455,618)    $   (633,456)
                                                                                                    ===============    ============

   The accompanying notes are an integral part of these financial statements.
                                      -3-



                        PIONEER COMMERCIAL FUNDING CORP.
-------------------------------------------------------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                                                                           2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                         $   (462,368)   $   (568,206)
     Adjustments  to  reconcile  net  loss  to net  cash  (used  in)  provided  by  operating activities:
        Loss from sale of securities                                                                        10,425              -
        Loan loss provision (credit)                                                                       (38,334)             -
     Changes in assets and liabilities:
        Decrease in mortgage warehouse loans receivable                                                     41,902         136,920
        Decrease in loans held for resale                                                                       -            6,099
        (Increase) decrease in accrued interest receivable                                                  (6,900)         17,540
        Decrease in prepaid expenses                                                                        12,769          37,330
        Decrease in notes receivable                                                                            -          123,388
        (Increase) decrease in other assets                                                                    (39)          3,320
        Increase in accrued interest payable                                                               119,023         143,400
        Increase in accounts payable and accrued expenses                                                  112,366         139,215
                                                                                               -------------------    -------------
          Net cash (used in) provided by operating activities                                             (211,156)         39,006
                                                                                               --------------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of securities                                                                    8,325            -
                                                                                               -------------------    --------------
          Net cash provided by investing activities                                                          8,325            -
                                                                                               -------------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in borrowings used in operations, net of issuance costs                                       -         (383,703)
                                                                                               -------------------    --------------
          Net cash (used in) financing activities                                                               -         (383,703)
                                                                                               -------------------    -------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                               (202,831)       (344,697)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                                                   738,937       1,979,395
                                                                                               -------------------    ------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                             $           536,106    $  1,634,698
                                                                                               ===================    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                                             $                -     $         -
                                                                                               ===================    ==============
     Income taxes paid                                                                         $             1,007    $      2,070
                                                                                               ===================    ==============

NONCASH ACTIVITIES:
     During the three month period ended March 31, 2001, the Company entered into an agreement with a customer to convert warehouse loans, accrued interest and fees receivable in the aggregate amount of $494,496 into 164,832 restricted shares of the customer's capital stock.

   The accompanying notes are an integral part of these financial statements.
                                      -4-

                        PIONEER COMMERCIAL FUNDING CORP.
-------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


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

Basis of Presentation:

In the opinion of management, the accompanying March 31, 2001 unaudited interim financial statements for the Company, contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 2001 and December 31, 2000 (audited), and the results of operations, comprehensive income (loss) and cash flows for the three month periods ended March 31, 2001 and 2000. The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

The accompanying unaudited interim financial statements, have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's December 31, 2000 audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000 included in the Company's filing on March 29, 2001 with the SEC on Form 10-KSB.

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

For the quarter ended March 31, 2001, no new loans were funded.

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


NOTE C - RECEIVABLE FOR LOANS SHIPPED:

During October 1997, the Company warehoused $1.7 million in mortgages for a customer who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor miswired the funds to the conduit's bank, Corestates Bank, N.A. The conduit's bank refused to return the funds. The Company began taking actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Bank One Texas, N.A. ("Bank One"), joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. In June 2000, the Company received a check in the amount of $219,828 which represented payment for a settlement reached with Norwest Funding, Inc. After trial, on December 4, 2000 a judgment was entered (a) against the bank and in favor of the Company as follows: compensatory damages in the amount of $1,779,520 plus interest of $78,854, consequential damages in the amount of $13,500,000, punitive damages in the amount of $40,500,000, for a total of $55,858,374 and (b) in favor of the Company against American Financial Mortgage Corp. and Thomas F. Flatley as follows: compensatory damages on the contract and conversion in the amount of $1,779,520 plus interest of $890,443 on the contract claims, attorney's fees in the amount of $1,200,000, for a total of $3,869,963. The defendants have appealed the judgment. No assurance can be given as to the ultimate outcome of this litigation. The Company has only reflected the original $1.7 million receivable on its balance sheet.

NOTE D - INVESTMENT SECURITIES AVAILABLE FOR SALE:

On February 23, 2001, the Company signed an agreement with Fidelity First Mortgage Corp., NASDAQ (FFIR) to convert warehouse loans, accrued interest and fees receivable in the aggregate amount of $494,496 into 164,832 restricted shares of FFIR. At March 31, 2001, these shares were valued at $3.00 per share which is the conversion price per share.

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

During the quarter ended March 31, 2001, business activities were still in the process of being shut down in an orderly manner. At present, no new loans are being funded and every effort is being made to reduce bank indebtedness by selling loans in the Company's possession and by collecting outstanding receivables.

Management is also vigorously pursuing a lawsuit to recover funds and subsequent damages sustained when approximately $1.7 million was misappropriated by a major banking institution and others.

Three month Period Ended March 31, 2001 Compared with the Three month Period Ended March 30, 2000:

Revenues. During the three month period ended March 31, 2001 revenues decreased to $37,785 from $91,987 for the three month period ended March 31, 2000. Such decreases in revenues were due to no new loans being funded during the latter period.

Direct Costs. During the three month periods ended March 31, 2001 and 2000, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $119,023 and $143,426, respectively. The decrease in interest expense and bank fees was due to a decrease in the use of the Company's bank credit facility engendered by the above-described decrease in credit limit.

Other Operating Expenses. The Company's other operating expenses of $417,700 during the three month period ended March 31, 2001 consisted primarily of salary and benefits of $41,000, accounting and legal fees of $304,054, and rent of $12,189. The Company's operating expenses of $528,726 during the three month period ended March 31, 2000 consisted primarily of salaries and benefits of $62,825, legal and accounting fees of $359,478, and rent of $44,025.

Net Loss. During the three month period ended March 31, 2001 the Company incurred a net loss of $462,368 primarily due to the Company's decision to exit the mortgage business. The net loss for the three months ended March 31, 2000 of $568,206 resulted from the reduction in volume of business and the burden of non-performing loans in the portfolio.

Liquidity and Capital Resources. At March 31, 2001, the Company had cash of $536,106, a working capital deficit of $1,732,251 and a current ratio of 0.62 to
1. At the Company's year end of December 31, 2000, it reflected cash of $738,937, a working capital deficit of $794,098 and a current ratio of 0.82 to 1.

Cash Flow. During the three months ended March 31, 2001, the Company used cash of $202,831, primarily as a result of providing for operating expenses. During the three months ended March 31, 2000, the Company used cash of $344,697, primarily as a result of reducing bank debt.

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

Dated: May 11, 2000