Form 10KSB/A
period 2000-12-31
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 2001-06-06
CIK 867713

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-KSB/A

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

         3.3                        Certificate of Amendment of Certificate of Incorporation of the Company

         3.4                        By-Laws of the Company

         10.1                       Credit Agreement between Bank One, Texas, N.A.
                                    and the Company

         10.3                       The Company's Non-Qualified Stock Option Plan

                                                            2

Reason for Amended Form 10-KSB

We have amended footnote disclosure 3(f) to reflect that we did implement the provisions of Staff Accounting Bulletin (SAB) No. 101 during 2000 and that such implementation had no impact on our financial statements.

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
160 W. 66th Street
Apt. 49B
New York, NY 10023

Richard Fried            Director                                 25,523(5)                        *
33 Marion Road
Marblehead, MA 01945

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

In December 1999, the  Securities and Exchange  Commission  ("SEC") issued Staff
Account Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2000.
The SAB requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion 20, "Accounting
Changes". We implemented the provisions of SAB No. 101 in 2000, which had no impact on our financial position or results of operations.

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

                                            Date:     June 6, 2001

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


                                            By: /s/ M. Albert Nissim
                                            Name:  M. Albert Nissim
                                            Title: President and Chief Financial
                                                    Officer

                                            Date:   June 6, 2001

                                            By: /s/ Richard Fried
                                            Name:  Richard Fried
                                            Title: Director

                                            Date:    June 6, 2001


                                            By: /s/ Boaz Harel
                                            Name:  Boaz Harel
                                            Title: Director

                                            Date:    June 6, 2001


                                            By: /s/ Tamar Lieber
                                            Name:  Tamar Lieber
                                            Title: Director

                                            Date:    June 6, 2001

                                            By: /s/ Lynda Davey
                                            Name: Lynda Davey
                                            Title: Director

                                            Date:     June 6, 2001


                                            By: /s/ Joseph Samuels
                                            Name: Joseph Samuels
                                            Title: Director

                                            Date:     June 6, 2001