Form 10QSB
period 2001-06-30
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 2001-08-13
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

         There were 3,403,663 shares of the registrant's common stock outstanding as of June 30, 2001.





                        PIONEER COMMERCIAL FUNDING CORP.


                             - FORM 10-QSB - INDEX -



                                                                                                                 Page(s)
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements:

               Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000                                      1

               Statements of Operations for the Three and Six Month Periods Ended
               June 30, 2001 and 2000 (unaudited)                                                                     2

               Statements of Comprehensive Income (Loss) for the Three and Six
               Month Periods Ended June 30, 2001 and 2000 (unaudited)                                                 3

               Statements of Cash Flows for the Three and Six Month Periods Ended
               June 30, 2001 and 2000 (unaudited)                                                                     4

               Notes to Financial Statements (unaudited)                                                             5 - 7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                                         8 - 9

PART II        Other Information:

               Exhibits and Reports on Form 8-K                                                                      10

               SIGNATURES                                                                                            11




                         PART I. Financial Information


Item 1. Financial Statements

                        PIONEER COMMERCIAL FUNDING CORP.
                                 BALANCE SHEETS

                                   - ASSETS -



                                                                                              June 30,            December 31,
                                                                                                2001                  2000
                                                                                             (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                           $        271,433      $      738,937
     Mortgage warehouse loans receivable - net of allowance for loan losses                       104,737             582,254
     Receivable for loans shipped                                                               1,716,969           1,716,969
     Accrued interest and fee receivable                                                               -               41,705
     Notes receivable - current portion                                                           515,911             450,291
     Prepaid and other current assets                                                              38,534              50,302
                                                                                         ----------------     ---------------

TOTAL CURRENT ASSETS                                                                            2,647,584           3,580,458

OTHER ASSETS:
     Investment securities available for sale                                                     550,183             108,750
     Notes receivable - net of current portion                                                    109,226                  -
     Other assets                                                                                  35,099              32,199
                                                                                         ----------------     ---------------
TOTAL ASSETS                                                                             $      3,342,092      $    3,721,407
                                                                                         ================      ==============

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Mortgage warehouse loans payable                                                    $      3,241,010      $    3,261,010
     Accounts payable and accrued expenses                                                        344,260             132,965
     Accrued interest and fees                                                                  1,123,162             886,186
     Deferred loan fees                                                                            29,000              29,000
     Deferred legal fees                                                                           65,395              65,395
                                                                                         ----------------     ---------------

TOTAL CURRENT LIABILITIES                                                                       4,802,827           4,374,556

SUBORDINATED DEBT                                                                               1,000,000           1,000,000
                                                                                         ----------------     ---------------

TOTAL LIABILITIES                                                                               5,802,827           5,374,556
                                                                                         ----------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - $.01 par value;  authorized  20,000,000 shares;  3,403,663
      shares issued and outstanding                                                                34,037              34,037
     Additional paid-in capital                                                                16,647,520          16,647,520
     Accumulated deficit                                                                      (18,991,729)        (18,218,456)
     Accumulated other comprehensive income (loss)                                               (150,563)           (116,250)
                                                                                         -----------------    ----------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                           (2,460,735)         (1,653,149)
                                                                                         -----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $      3,342,092      $    3,721,407
                                                                                         ================      ==============



The accompanying notes are an integral part of these financial statements.



                        PIONEER COMMERCIAL FUNDING CORP.
----------------------------------------------------------------------------------------------------------------------------------
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)



                                                                  Three Months Ended June 30              Six Months Ended June 30
                                                                  --------------------------              ------------------------
                                                                    2001             2000                 2001                2000
Income:
Interest income                                               $     19,978     $     71,488         $      51,913       $   141,125
Processing fees                                                         -            14,850                 5,850            37,200
                                                              ------------     ------------        --------------      ------------
    Total Income                                                    19,978           86,338                57,763           178,325
                                                              ------------     ------------        --------------      ------------

Interest and Fee Costs:
Interest expense-warehouse and lines of credit                     117,953          120,613               236,976           264,013
Bank charges and facility fees                                          -             3,084                    -              3,100
Bank processing fees                                                    -                -                     -                 10
                                                              ------------     ------------        --------------      ------------
    Total Interest and Fee Costs                                   117,953          123,697               236,976           267,123
                                                              ------------     ------------        --------------      ------------

Net Interest and Fee Loss                                          (97,975)         (37,359)             (179,213)          (88,798)
Loan loss (provision) recovery                                     221,642         (100,000)              259,976          (100,000)
                                                              ------------     -------------       --------------      -------------
                                                                   123,667         (137,359)               80,763          (188,798)
                                                              ------------     -------------       --------------      -------------
Other Operating Expenses:
Compensation and benefits                                           41,000           51,593                82,000           114,418
Professional fees                                                  357,777          714,026               661,831         1,073,504
Utilities                                                            2,560              699                 4,731             3,227
Rent                                                               -                 49,315                12,189            93,340
Other                                                               35,929           23,066                94,215            82,936
                                                              ------------     ------------        --------------      ------------
    Total Other Operating Expenses                                 437,266          838,699               854,966         1,367,425
                                                              ------------     ------------        --------------      ------------

    Income (loss) from operations                                 (313,599)        (976,058)             (774,203)       (1,556,223)
                                                              -------------    -------------       ---------------   ---------------
Other Income (Expense):
Interest income - other                                              2,721            7,544                12,389            21,573
Loss from sale of securities                                            -            -                    (10,425)           -
Litigation settlement                                                   -           219,828                    -            219,828
Other income                                                            -             5,504                    -              5,504
                                                              ------------     ------------        --------------    --------------
    Total Other Income                                               2,721          232,876                 1,964           246,905
                                                              ------------     ------------        --------------    --------------

    Loss Before Provision for Taxes                               (310,878)        (743,182)             (772,239)       (1,309,318)
Provision (credit) for taxes                                            27             (926)                1,034             1,144
                                                              ------------     -------------       --------------      ------------
    Net Loss                                                  $   (310,905)    $   (742,256)        $    (773,273)       (1,310,462)
                                                              =============    =============        ==============     =============

Basic and Diluted Loss
    Per Share of Common Stock                                 $      (0.09)    $      (0.27)        $       (0.23)      $     (0.47)
                                                              =============    =============        ==============      ============

Weighted Average Number of Shares                                3,403,663        2,771,136             3,403,663         2,771,136
                                                              ============     ============        ==============    ==============



The accompanying notes are an integral part of these financial statements.




-----------------------------------------------------------------------------------------------------------------------------------
                        PIONEER COMMERCIAL FUNDING CORP.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                        Three Months Ended June 30         Six Months Ended June 30
                                                                          2001             2000              2001               2000

NET LOSS                                                              $  (310,905)     $    (742,256)  $     (773,273)  $(1,310,462)

     Change in unrealized gain (loss) on investment in securities
       available for sale                                                 (52,313)            82,500          (45,563)       17,250
                                                                     -------------   ---------------   ---------------    ----------

COMPREHENSIVE NET LOSS                                                $  (363,218)    $     (659,756)  $     (818,836)  $(1,293,212)
                                                                      ============    ===============  ===============  ============




The accompanying notes are an integral part of these financial statements.



                        PIONEER COMMERCIAL FUNDING CORP.
----------------------------------------------------------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                                                       2001                 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                   $   (773,273)        $  (1,310,462)
     Adjustments  to  reconcile  net  loss  to net  cash  (used  in)  provided  by  operating activities:
        Loss from sale of securities                                                                  10,425                      -
        Loan loss reserve (recovery)                                                                (197,458)              100,000
        Decrease in mortgage warehouse loans receivable                                               44,084               407,394
        Decrease in loans held for resale                                                              -                     7,535
        (Increase) decrease in accrued interest receivable                                            (6,900)               68,619
        Decrease in prepaid expenses                                                                  11,768                53,428
        Decrease in notes receivable                                                                  10,154               249,853
        (Increase) decrease in other assets                                                           (2,900)                3,282
        Increase in accrued interest payable                                                         236,976               242,532
        Increase in accounts payable and accrued expenses                                            211,295               341,630
                                                                                               ------------------     -------------
          Net cash (used in) provided by operating activities                                       (455,829)              163,811
                                                                                               -------------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of securities                                                              8,325                  -
                                                                                               ------------------     --------------
          Net cash provided by investing activities                                                    8,325                  -
                                                                                               ------------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in borrowings used in operations, net of issuance costs                            (20,000)           (1,460,807)
                                                                                               -------------------  ----------------
          Net cash (used in) financing activities                                                    (20,000)           (1,460,807)
                                                                                               -------------------    -------------

NET DECREASE IN CASH                                                                                (467,504)           (1,296,996)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                                             738,937             1,979,395
                                                                                               ------------------     -------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                              $    271,433       $       682,399
                                                                                                   ==============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                                              $        -         $            -
                                                                                                   ==============     =============
     Income taxes paid                                                                          $      1,034       $         2,070
                                                                                                   ==============     =============

NONCASH FINANCING ACTIVITIES:
     Conversion of mortgage loans and interest receivable to note receivable                    $    185,000       $            -
                                                                                                 ==============     ==============



The accompanying notes are an integral part of these financial statements.

                        PIONEER COMMERCIAL FUNDING CORP.
-------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

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

Basis of Presentation:

In the opinion of management, the accompanying June 30, 2001 unaudited interim financial statements for the Company, contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30, 2001 and December 31, 2000 (audited), and the results of operations, comprehensive income (loss) and cash flows for the three and six months ended June 30, 2001 and 2000. The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

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

As a result of severe losses incurred due to the burden of carrying $1,716,969 in non-producing receivables for loans shipped since 1997, (See Note C), the related strain on the Company's relationship with its lender, and to a lesser extent secondary market changes, credit lines to the Company were reduced. The Company saw no prospects of operating at a profit without increased lines of credit and such additional lines were no longer available, causing the Company to exit the mortgage warehouse banking business. Accordingly, after stockholder approval, operational assets of the Company were sold.

For the three and six month periods ended June 30, 2001, no new loans were funded.



The accompanying notes are an integral part of these financial statements.

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


NOTE C - RECEIVABLE FOR LOANS SHIPPED:

During October 1997, the Company warehoused $1.7 million in mortgages for a customer who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor miswired the funds to the conduit's bank, Corestates Bank, N.A. The conduit's bank refused to return the funds. The Company began taking actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Bank One Texas, N.A. ("Bank One"), joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. In June 2000, the Company received a check in the amount of $219,828 which represented payment for a settlement reached with Norwest Funding, Inc. After trial, on December 4, 2000 a judgment was entered (a) against the bank and in favor of the Company as follows: compensatory damages in the amount of $1,779,520 plus interest of $78,854, consequential damages in the amount of $13,500,000, punitive damages in the amount of $40,500,000, for a total of $55,858,374 and (b) in favor of the Company against American Financial Mortgage Corp. and Thomas F. Flatley as follows: compensatory damages on the contract and conversion in the amount of $1,779,520 plus interest of $890,443 on the contract claims, attorney's fees in the amount of $1,200,000, for a total of $3,869,963. The defendants have appealed the judgment and the company is waiting for the appeals court to hear the matter. No assurance can be given as to the ultimate outcome of this litigation. The Company has only reflected the original $1.7 million receivable on its balance sheet.

NOTE D - INVESTMENT SECURITIES AVAILABLE FOR SALE:

On February 23, 2001, the Company signed an agreement with Fidelity First Mortgage Corp., NASDAQ (FFIR) to convert warehouse loans, accrued interest and fees receivable in the aggregate amount of $494,496 into 164,832 restricted shares of FFIR. These shares were valued at $3.00 per share which is the conversion price per share.

At June 30, 2001, these shares were valued as required by Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

NOTE E - NOTE RECEIVABLE:

In April 2001, the Company received a promissory note in the amount of $185,000 plus interest at 10% per annum as final settlement for unpaid warehouse loans and interest receivable in the aggregate amount of $263,996. The Company had booked a loan loss reserve of $234,637 against these outstanding receivables. This note is payable $5,000 upon signing; $7,000 per month during the periods June 1, 2001 through October 1, 2001, February 1, 2002 through October 1, 2002, February 1, 2003 through October 1, 2003 and $4,000 per month during the periods November 1, 2001 through January 1, 2002, November 1, 2002 through January 1, 2003 and November 1, 2003 through January 1, 2004.

NOTE F - LITIGATION:

The Company insitituted an action against an individual in connection with his default of two promissory notes in the amounts of $470,000 and $265,000, respectively. The individual is seeking to avoid responsibility on the notes on the ground that he executed the notes without a full understanding of the possible verdict in the case the Company brought against First Union National Bank. The Company is of the opinion that there is no merit to the defense as full information had been provided to such individual prior to execution of the notes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pioneer Commercial Funding Corp. (the Company) was a mortgage warehouse lender providing short-term financing to mortgage bankers who need to hold the mortgage loans they originate pending the nonrecourse sale of such loans to institutional investors in the secondary mortgage market. The Company is in the process of winding down these operations, and is exploring new business opportunities.

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

As a result of severe losses incurred due to the burden of carrying $1,716,969 in non-producing receivables for loans shipped since 1997, (See Note C of Notes to Financial Statements) the related strain on the Company's relationship with its lender, and to a lesser extent secondary market changes, credit lines to the Company were reduced. The Company saw no prospects of operating at a profit without increased lines of credit and such additional lines no longer were available, causing the Company to exit the mortgage warehouse banking business. Accordingly, after stockholder approval, operational assets of the Company were sold.

During the quarter ended June 30, 2001, business activities were still in the process of being shut down in an orderly manner. At present, no new loans are being funded and every effort is being made to reduce bank indebtedness by selling loans in the Company's possession and by collecting outstanding receivables.

Management is also vigorously pursuing a lawsuit to recover funds and subsequent damages sustained when approximately $1.7 million was misappropriated by a major banking institution and others. (See Note C of Notes to Financial Statements).

Results of Operations

Six Month Period Ended June 30, 2001 Compared With The Six Month Period Ended June 30, 2000.

Revenues. During the six month period ended June 30, 2001, revenues decreased to $57,763. Revenue for the six month period ended June 30, 2000 was $178,325. Such decreases in revenue were due to no new loans being funded during the latter period.

Direct Costs. During the six month periods ended June 30, 2001 and 2000, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $236,976 and $267,123, respectively. The decrease in interest and bank fees was due to a decrease in the use of the Company's bank facility engendered by the above-described decrease in credit limit.

Other Operating Expenses. The Company's other operating expenses of $854,966 during the six month period ended June 30, 2001 consists primarily of salary and benefits of $82,000 and accounting and legal fees of $661,831. The Company's other operating expenses of $1,367,425 during the six month period ended June 30, 2000 consisted primarily of salary and benefits of $114,418; accounting and legal fees of $1,073,504 and rent of $93,340.

Net Loss. During the six month periods ended June 30, 2001 and 2000, the Company incurred net losses of $773,273 and $1,310,462, respectively primarily due to the Company's decision to exit the mortgage business and legal costs incurred in litigation.

Three Month Period Ended June 30, 2001 Compared With The Three Month Period Ended June 30, 2000.

Revenues. During the three month period ended June 30, 2001, revenues decreased to $19,978 from $86,338 for the three month period ended June 30, 2000. Such decreases in revenues were due to no new loans being funded during the latter period.

Direct Costs. During the three month periods ended June 30, 2001 and 2000, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $117,953 and $123,697, respectively. The decrease in interest expense and bank fees was due to a decrease in the use of the Company's bank credit facility engendered by the above-described decrease in credit limit.

Other Operating Expenses. The Company's other operating expenses of $437,266 during the three month period ended June 30, 2001 consisted primarily of salary and benefits of $41,000 and accounting and legal fees of $357,777. The Company's operating expenses of $838,699 during the three month period ended June 30, 2000 consisted primarily of salaries and benefits of $51,593, legal and accounting fees of $714,026 and rent of $49,315.

Net Loss. During the three month period ended June 30, 2001 and 2000 the Company incurred net losses of $310,905 and $742,256, respectively primarily due to the Company's decision to exit the mortgage business and legal costs incurred in litigation.

Liquidity and Capital Resources. At June 30, 2001, the Company had cash of $271,433, a working capital deficit of $2,155,243 and a current ratio of 0.55 to
1. At the Company's year end of December 31, 2000, it reflected cash of $738,937, a working capital deficit of $794,098 and a current ratio of 0.82 to 1.

Cash Flow. During the six months ended June 30, 2001, the Company used cash of $467,504, primarily as a result of providing for operating expenses. During the six months ended June 30, 2000, the Company used cash of $1,296,966, primarily as a result of reducing bank debt and its net loss.

See also - Note B of Notes to Financial Statements regarding going concern uncertainty.

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

Dated: August 13, 2001