Form 10QSB
period 2001-09-30
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 2001-11-13
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

         There were 3,403,663 shares of the registrant's common stock outstanding as of September 30, 2001.





                        PIONEER COMMERCIAL FUNDING CORP.


                             - FORM 10-QSB - INDEX -



                                                                                                                 Page(s)
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements:

               Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000                                 1.

               Statements of Operations for the Three and Nine Month Periods Ended
               September 30, 2001 and 2000 (unaudited)                                                                2.

               Statements of Comprehensive Income (Loss) for the Three and Nine
               Month Periods Ended September 30, 2001 and 2000 (unaudited)                                            3.

               Statements of Cash Flows for the Nine Month Periods Ended
               September 30, 2001 and 2000 (unaudited)                                                                4.

               Notes to Financial Statements (unaudited)                                                            5. - 7.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                                        8. - 9.

PART II        Other Information:

               Exhibits and Reports on Form 8-K                                                                      10.

               SIGNATURES                                                                                            11.



PART I.  Financial Information
Item 1. Financial Statements


                        PIONEER COMMERCIAL FUNDING CORP.
                                 BALANCE SHEETS

                                   - ASSETS -






                                                                                        September 30, 2001    December 31, 2000
                                                                                           (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                         $         77,296       $      738,937
     Mortgage warehouse loans receivable - net of allowance for loan losses                          -               582,254
     Receivable for loans shipped                                                             1,716,969            1,716,969
     Accrued interest and fee receivable                                                             -                41,705
     Notes receivable - current portion                                                         516,975              450,291
     Prepaid and other current assets                                                            76,268               50,302

TOTAL CURRENT ASSETS                                                                          2,387,508            3,580,458

OTHER ASSETS:
     Investment securities available for sale                                                   526,052              108,750
     Notes receivable - net of current portion                                                   89,884                   -
     Other assets                                                                                27,824               32,199
TOTAL ASSETS                                                                           $      3,031,268       $    3,721,407

                                       - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Mortgage warehouse loans payable                                                  $      3,028,713       $    3,261,010
     Accounts payable and accrued expenses                                                      332,308              132,965
     Accrued interest and fees                                                                1,235,669              886,186
     Deferred loan fees                                                                          29,000               29,000
     Deferred legal fees                                                                         65,395               65,395

TOTAL CURRENT LIABILITIES                                                                     4,691,085            4,374,556

SUBORDINATED DEBT                                                                             1,000,000            1,000,000

TOTAL LIABILITIES                                                                             5,691,085            5,374,556

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - $.01 par value; authorized 20,000,000 shares;  3,403,663
      shares issued and outstanding                                                              34,037               34,037
     Additional paid-in capital                                                              16,647,520           16,647,520
     Accumulated deficit                                                                    (19,166,680)         (18,218,456)
     Accumulated other comprehensive income (loss)                                             (174,694)            (116,250)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                         (2,659,817)          (1,653,149)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $      3,031,268       $    3,721,407


The accompanying notes are an integral part of these financial statements.




                        PIONEER COMMERCIAL FUNDING CORP.
--------------------------------------------------------------------------------------------------------------------------------
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                            Three Months Ended September 30,         Nine Months Ended September 30,
                                                                2001               2000                  2001                  2000
INCOME:
Interest income                                            $      14,172    $      30,375        $      66,085        $     171,500
Processing fees                                                       -             3,600                5,850               40,800
    Total Income                                                  14,172           33,975               71,935              212,300
Interest and Fee Costs:
Interest expense-warehouse and lines of credit                   112,507          123,250              349,483              387,263
Bank charges and facility fees                                       159              861                  159                3,961
Bank processing fees                                                  -            -                        -                    10
    Total Interest and Fee Costs                                 112,666          124,111              349,642              391,234
Net Interest and Fee Income (Loss)                               (98,494)         (90,136)            (277,707)            (178,934)
Loan (loss) recovery                                             164,823         (100,000)             424,799             (200,000)
                                                                  66,329         (190,136)             147,092             (378,934)
Other Operating Expenses:
Compensation and benefits                                         41,000           57,016              123,000              171,434
Professional fees                                                145,306          471,086              807,137            1,544,590
Utilities                                                            789            6,325                5,520                9,552
Rent                                                               1,180           44,065               13,369              137,405
Other                                                             53,942           86,610              148,157              169,546
    Total Other Operating Expenses                               242,217          665,102            1,097,183            2,032,527
    LOSS FROM OPERATIONS                                        (175,888)        (855,238)            (950,091)          (2,411,461)
Other income (expense):
Interest income - other                                              805            4,548               13,194               26,121
Loss from sale of securities                                          -            -                   (10,425)              -
Litigation settlement                                                 -            -                        -               219,828
Other income                                                          -            -                        -                 5,504
    Total Other Income (Expense)                                     805            4,548                2,769              251,453
    Loss Before Taxes Based on Income                           (175,083)        (850,690)            (947,322)          (2,160,008)
Provision (credit) for taxes based on income                        (132)             855                  902                1,999
    NET LOSS                                               $    (174,951)   $    (851,545)       $    (948,224)       $  (2,162,007)

Basic and Diluted Loss
    Per Share of Common Stock                              $       (0.05)   $       (0.31)       $       (0.28)       $       (0.78)

Weighted Average Number of Shares                              3,403,663        2,785,240            3,403,663            2,775,872


The accompanying notes are an integral part of these financial statements.



-----------------------------------------------------------------------------------------------------------------------------------
                                                   PIONEER COMMERCIAL FUNDING CORP.
                                               STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                                            Three Months Ended                   Nine Months Ended
                                                                               September 30,           -----------------------------
                                                                                                                   September 30,
                                                                          2001             2000              2001            2000

NET LOSS                                                             $ (174,951)     $  (851,545)      $ (948,224)     $ (2,162,007)

     Change in  unrealized  gain (loss) on investment in securities
     available for sale                                                 (24,131)          (2,750)         (69,694)           14,500

COMPREHENSIVE NET LOSS                                               $ (199,082) $      (854,295)    $ (1,017,918)     $ (2,147,507)


The accompanying notes are an integral part of these financial statements.


                        PIONEER COMMERCIAL FUNDING CORP.
-----------------------------------------------------------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                       2001                 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                      $     (948,224)     $ (2,162,007)
     Adjustments to reconcile net loss to net cash (used in) operating activities:
        Loss from sale of securities                                                                       10,425               -
        Loan loss reserve (recovery)                                                                      (92,721)          200,000
     Changes in assets and liabilities:
        Decrease in mortgage warehouse loans receivable                                                    44,084           422,378
        Decrease in loans held for resale                                                                  -                  7,903
        (Increase) decrease in accrued interest receivable                                                 (6,900)           67,995
        (Increase) decrease in prepaid expenses                                                           (25,966)           66,358
        Decrease in notes receivable                                                                       28,432           249,853
        Decrease in other assets                                                                            4,375             3,244
        Increase in accrued interest payable                                                              349,483           359,802
        Increase in accounts payable and accrued expenses                                                 199,343           116,731
          Net cash (used in) operating activities                                                        (437,669)         (667,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of securities                                                                   8,325               -
          Net cash provided by investing activities                                                         8,325               -

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in borrowings used in operations, net of issuance costs                                (232,297)       (1,460,807)
     Proceeds from sale of stock                                                                               -            580,002
          Net cash (used in) financing activities                                                        (232,297)         (880,805)

NET (DECREASE) IN CASH                                                                                   (661,641)       (1,548,548)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                                                  738,937         1,979,395

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                                 $       77,296      $    430,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                                                 $           -       $     25,000
     Income taxes paid                                                                             $          902      $      2,925

NONCASH FINANCING ACTIVITIES:
     Conversion of mortgage loans receivable to notes receivable                                   $      185,000      $        -
     Conversion of notes payable and accrued interest payable to shares                            $           -       $    792,586

The accompanying notes are an integral part of these financial statements.

                        PIONEER COMMERCIAL FUNDING CORP.
-------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


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

Basis of Presentation:

In the opinion of management, the accompanying September 30, 2001 unaudited interim financial statements for the Company, contain all adjustments of a recurring nature,considered necessary for a fair presentation of its financial position as of September 30, 2001 and December 31, 2000 (audited), and the results of operations, comprehensive income (loss) and cash flows for the three and nine months ended September 30, 2001 and 2000. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

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

For the three and nine month periods ended September 30, 2001, no new loans were funded.

At present, no new loans are being funded and every effort is being made to reduce bank indebtedness by selling loans in the Company's possession and by collecting outstanding receivables. The Company is also in the process of looking for new business opportunities.

Recent Accounting Pronouncement:

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations is no longer allowed and goodwill
[and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.


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


NOTE C - RECEIVABLE FOR LOANS SHIPPED:

During October 1997, the Company warehoused $1.7 million in mortgages for a customer who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor miswired the funds to the conduit's bank, Corestates Bank, N.A. The conduit's bank refused to return the funds. The Company began taking actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Bank One Texas, N.A. ("Bank One"), joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. In June 2000, the Company received a check in the amount of $219,828 which represented payment for a settlement reached with Norwest Funding, Inc. After trial, on December 4, 2000, a judgment was entered (a) against the bank and in favor of the Company as follows: compensatory damages in the amount of $1,779,520 plus interest of $78,854, consequential damages in the amount of $13,500,000, punitive damages in the amount of $40,500,000, for a total of $55,858,374 and (b) in favor of the Company against American Financial Mortgage Corp. and Thomas F. Flatley as follows: compensatory damages on the contract and conversion in the amount of $1,779,520 plus interest of $890,443 on the contract claims and attorney's fees in the amount of $1,200,000,for a total of $3,869,963. The defendants have appealed the judgment and the Company is waiting for the appeals court to hear the matter. No assurance can be given as to the ultimate outcome of this litigation. The Company has only reflected the original $1.7 million receivable on its balance sheet.

NOTE D - INVESTMENT SECURITIES AVAILABLE FOR SALE:

On February 23, 2001, the Company signed an agreement with Fidelity First Mortgage Corp., NASDAQ (FFIR) to convert warehouse loans, accrued interest and fees receivable in the aggregate amount of $494,496 into 164,832 restricted shares of FFIR. These shares were valued at $3.00 per share which is the conversion price per share.

At September 30, 2001, these shares were reflected as required by Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


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


NOTE F - LITIGATION:

The Company instituted an action against an individual (a former shareholder) in connection with his default of two promissory notes in the amounts of $470,000 and $265,000, respectively. The individual is seeking to avoid responsibility on the notes on the grounds that he executed the notes and an agreement to relinquish his stockholdings for other amounts due without a full understanding of the possible verdict in the case the Company brought against First Union National Bank (see Note C). The Company is of the opinion that there is no merit to the defense as full information had been provided to such individual prior to execution of the notes. If settled, note terms here and update.

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

During the quarter ended September 30, 2001, business activities were still in the process of being shut down in an orderly manner. At present, no new loans are being funded and every effort is being made to reduce bank indebtedness by selling loans in the Company's possession and by collecting outstanding receivables.

Management is also vigorously pursuing a lawsuit to recover funds and subsequent damages sustained when approximately $1.7 million was misappropriated by a major banking institution and others. (See Note C of Notes to Financial Statements). On November 7, 2001, the Company entered into a Settlement Agreement with one of Defendant's, Thomas S. Flatley, and some of his related companies. Pursuant to the settlement, Mr. Flatley agreed to pay to the Company $1,000,000 and has been released. This sum would be applied as a credit against the judgements which the Company has against American Financial Mortgage Corporation and First Union National Bank, successor by merger to Core States Bank, N.A.


Results of Operations

Nine Month Period Ended September 30, 2001 Compared With The Nine Month Period Ended September 30, 2000.

Revenues. During the nine month period ended September 30, 2001, revenues decreased to $71,935. Revenue for the nine month period ended September 30, 2000 was $212,300. Such decreases in revenue were due to no new loans being funded during the latter period.

Direct Costs. During the nine month periods ended September 30, 2001 and 2000, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $349,642 and $391,234, respectively. The decrease in interest and bank fees was due to a decrease in the use of the Company's bank facility engendered by the above-described decrease in credit limit.

Other Operating Expenses. The Company's other operating expenses of $1,097,183 during the nine month period ended September 30, 2001 consists primarily of salary and benefits of $123,000 and accounting and legal fees of $807,137. The Company's other operating expenses of $2,032,527 during the nine month period ended September 30, 2000 consisted primarily of salary and benefits of $171,434; accounting and legal fees of $1,544,590 and rent of $137,405.

Net Loss. During the nine month periods ended September 30, 2001 and 2000, the Company incurred net losses of $948,224 and $2,162,007, respectively primarily due to the Company's decision to exit the mortgage business and legal costs incurred in litigation.


Three Month Period Ended September 30, 2001 Compared With The Three Month Period Ended September 30, 2000.

Revenues. During the three month period ended September 30, 2001, revenues decreased to $14,172 from $33,975 for the three month period ended September 30, 2000. Such decreases in revenues were due to no new loans being funded during the latter period.

Direct Costs. During the three month periods ended September 30, 2001 and 2000, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $112,666 and $124,111, respectively. The decrease in interest expense and bank fees was due to a decrease in the use of the Company's bank credit facility engendered by the above-described decrease in credit limit.

Other Operating Expenses. The Company's other operating expenses of $242,217 during the three month period ended September 30, 2001 consisted primarily of salary and benefits of $41,000 and accounting and legal fees of $145,306. The Company's operating expenses of $665,102 during the three month period ended September 30, 2000 consisted primarily of salaries and benefits of $57,016, legal and accounting fees of $471,086 and rent of $44,065.

Net Loss. During the three month period ended September 30, 2001 and 2000 the Company incurred net losses of $174,951 and $851,545, respectively primarily due to the Company's decision to exit the mortgage business and legal costs incurred in litigation.

Liquidity and Capital Resources. At September 30, 2001, the Company had cash of $77,296, a working capital deficit of $2,303,577 and a current ratio of 0.51 to
1. At the Company's year end of December 31, 2000, it reflected cash of $738,937, a working capital deficit of $794,098 and a current ratio of 0.82 to
1. The reduction in liquidity an capital resources is a direct result of losses incurred during the nine months ended September 30, 2001 and the winding down of operations.

Cash Flow. During the nine months ended September 30, 2001, the Company used cash of $661,641, primarily as a result of providing for operating expenses. During the nine months ended September 30, 2000, the Company used cash of $1,548,548, primarily as a result of reducing bank debt and its net loss.

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

                                            Pioneer Commercial Funding Corp.


                                           By: /s/ M. Albert Nissim
                                                   M. Albert Nissim
                                        President, Principal Accounting Officer

Dated: November 13, 2001