Form 10KSB
period 2001-12-31
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 2002-03-26
CIK 867713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-24940
                                    ---------

                        PIONEER COMMERCIAL FUNDING CORP.
     ----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

New York                                               13-3763437
-----------------------------------            -----------------------------
(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)

         One Rockefeller Plaza, Suite 2412, New York, N.Y.  10020
         -------------------------------------------------  (Zip Code)

         Issuer's telephone number (212) 218-1850
                                   ----- --------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered





Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                 --------------
                                (Title of Class)


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

         State issuer's revenues for its most recent fiscal year $84,111. As of March 26, 2002, there were 3,778,663 shares of the Registrant's common stock, $.01 par value, issued and outstanding of which 1,004,368 held by non-affiliates of the Issuer. Based on the closing price for shares of common stock on that date, the aggregate market value of the common stock held by non-affiliates of the Issuer was approximately $1,255,460. For purposes of the foregoing calculation only, all directors and executive officers of the Issuers have been deemed affiliates.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes       No
             ---      ---

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. As of March 26, 2002 there were 3,778,663 shares of common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

         The following exhibits are incorporated by reference to the Registrant's Annual Report on Form 10KSB filed for the year ended December 31, 1999 or to the Company's Registration Statement on Form SB-2, Registration No. 33-82838 NY.

         Exhibit
         Number                     Description

         3.1                    Certificate of Incorporation
         3.2 Certificate of Amendment of the Company's Certificate of Incorporation
         3.3                     By-Laws of the Company
         10.1                   Credit Agreement between Bank One, Texas, N.A.
                                 and the Company
         10.2                   The Company's Non-Qualified Stock Option Plan

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

                  The high cost to the Company for available borrowed money is due, in large measure, to the fact that, unlike its competitors which are, generally, banking institutions or their affiliates, it was required to borrow funds at the Prime Rate of interest rather than at LIBOR base. This difference often meant as much as a 2% difference in the borrowing rates, thereby having a significant negative effect on the margins for each loan transaction. In addition, unlike banking institutions, which could generally obtain borrowed funds at up to ten to fifteen times their capital, the Company was only able to borrow approximately six times its capital. This resulted in less funds available to make loans; therefore, the volume of transactions and the resulting revenues have been significantly lower than that which could be achieved by the Company's competitors. This problem was initially caused and continued to be significantly exacerbated by a situation which arose in October and November, 1997 in which the Company was unable to gain access to over $1.7 Million of its own funds. This matter is the subject of an ongoing litigation in the Philadelphia Court of Common Pleas, entitled Pioneer Commercial Funding Corporation and Banc One, Texas, N.A. v. American Financial Mortgage Corporation, Thomas F. Flately, Norwest Funding, Inc. and Corestates Bank, N.A. (No. 0885, April Term, 1998) in which the Company has alleged that the defendants have wrongfully diverted approximately $1.7 Million belonging to the Company, representing amounts due for loans made by the Company to a Company in the business of originating residential mortgage loans (the "Litigation"). In June 2000, the Company received a check in the amount of $219,828 which represented payment for a settlement reached with Norwest Funding, Inc. After trial, on December 4, 2000 a judgment (the "Judgment") was entered (a) against the bank and in favor of the Company as follows: compensatory damages in the amount of $1,779,520 plus interest of $78,854, consequential damages in the amount of $13,500,000, punitive damages in the amount of $40,500,000, for a total of $55,858,374 and (b) in favor of the Company against American Financial Mortgage Corp. and Thomas F. Flatley as follows: compensatory damages on the contract and conversion in the amount of $1,779,520 plus interest of $890,443 on the contract claims, attorney's fees in the amount of $1,200,000, for a total of $3,869,963. Although the Company reached a settlement with Thomas F. Flately prior to the verdict, the remaining defendants have appealed this verdict.
In November 2001, the Company received a payment from Thomas
Flatley in the amount of $1,000,000. On March 18, 2002, the Superior Court in Pennsylvania issued its opinion in the appeal affirming the lower courts judgment of $1,779,520 compensatory damages and $13,500,000 consequential damages against the bank. Accrued interest from the judgment date is applicable. The court ordered a new trial solely on the award of punitive damages in the amount of $40,500,000.

         As a result of the sale, the Company no longer has any continuing business operation other than winding up of its operations and its collection of the Judgement. The Company is not seeking to engage in other business ventures until such time as the Litigation has been fully resolved. In any event, at such time as the Company proceeds in seeking to engage in other business ventures, there can be no assurance as to when, or if, an economically viable business can be acquired or continued successfully.

         Employees

         At December 31, 2001 the Company employed one full-time employee. The Company believes that its relations with its employee is good.

         Item 2.           Property

The Company currently operates out of an office which it shares with an affiliate of the Company. The Company pays rent, including expenses, of approximately $3,000 per month.

         Item 3. Legal Proceedings.

         As described in Item 1 above, in connection with the Litigation, the Judgment was entered against the bank in favor of the Company as follows:

                  Compensatory damages in the amount of $1,779,519.99 plus interest of $78,854.29 Consequential damages in the amount of $13,500,000.00 Punitive damages in the amount of $40,500,000.00 For a total of $55,858,374.28 and in favor of Pioneer Commercial Funding Corp. against American Financial
 Mortgage Corp. and Thomas F. Flatley as follows:

                  Compensatory damages on the contract and conversion in the amount of $1,779,519.99 plus interest of $890,442.56 on the contract claims Attorney's fees in the amount of $1,200,000.00 For a total of $3,869,962.55

Although the Company reached a settlement with Thomas F. Flately prior to the verdict, the remaining defendants appealed the verdict. In November 2001, prior to the verdict, the Company received a payment from Thomas Flatley in the amount of $1,000,000. On March 18, 2002, the Superior Court affirmed the amount of compensatory damages and consequential damages, and ordered a new trial solely on the award of punitive damages.

         Item 4.           Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                                      PART II

 Item 5.             Market for Common Stock and Related Stockholder Matters.

                  The Common Stock issued by the Company in connection with its Initial Public Offering is listed on the Bulletin Board under the symbol "PCFC.OB". The following table sets forth below the high and low sale prices for the Common Stock for the periods indicated:

         Quarter Ended               High                      Low

         March 31, 2000                $  0.625               $  0.625
         June 30, 2000                 $  0.875               $  0.875
         September 30, 2000            $  5.875               $  4.00
         December 31, 2000             $  6.50                $  3.625
         March 30, 2001                $  5.50                $  3.00
         June 29, 2001                 $  3.25                $  1.50
         September 28, 2001            $  2.80                $  1.05
         December 31, 2001             $  2.45                $  1.60

         As of December 31, 2001, there were nineteen (19) record holders of the Common Stock.

         Dividend Policy and Restrictions on Payment of Dividends.

                  The Company has never paid cash dividends on its Common Stock. Furthermore, the provisions of the plan of reorganization (the "POR") pertaining to the Predecessor's emergence from bankruptcy prohibit the Company from paying any dividends to its common shareholders until the sum of $1,350,000 shall have been paid to the Predecessor's pre-bankruptcy unsecured creditors. As of December 31, 2001, no payment to the unsecured creditors has been made. Further, in accordance with the POR, the Predecessor became obligated to pay certain portions of its net income in satisfaction of said payment obligation to its pre-bankruptcy creditors. Upon consummation of the Merger, the Company became obligated, by operation of law, to comply with such payment obligation and dividend payment prohibition, among other operating restrictions. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future as it intends to retain future earnings to finance the growth of the business. The payment of future cash dividends on the Common Stock will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Board of Directors.

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

         General:

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

         As of December 31, 2001 and 2000, the Company had no new customers and funded no loans.

         Results of Operations for Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000.

                  Revenues:

                  The Company's revenues decreased from $245,012 for the year ended December 31, 2000 to $84,111 for the year ended December 31, 2001. This decrease is attributable to the Company's winding down its mortgage business. Processing fees decreased from $44,400 for the year ended December 31, 2000 to $5,850 for the year ended December 31, 2001. Part of the decrease in loan volume is the interest component of revenues (interest charged customers).

Interest revenue decreased from $200,612 for the year ended December 31, 2000 to $78,261 for the year ended December 31, 2001.

Interest and Fee Costs:

The Company's direct costs consist of interest and other charges that it pays to its revolving credit line provider. The Company's interest and fee charge for the year ended December 31, 2001 was $449,871 as compared to $495,533 for the year ended December 31, 2000. This decrease is attributable to the decrease in the interest rate during 2001.

                  Loan Loss (Recovery) Provision:

The $120,297 loan loss recovery for the year ended December 31, 2001 was due to cash receipts from loans that were written off in prior years. The $1,157,401 loan loss provision for the year ended December 31, 2000 was due to the recognition of a discount on the sale of loans during the years and the accrual of a reserve for estimated losses on the future disposition of loans held for sale, mortgage warehouse loans and for uncollectible interest and fees receivable. Management estimates that certain other uncommitted mortgage warehouse loans belonging to customers described above may be sold at discounts significant enough that those customers may be unable to cover the shortage and pay all of the accrued interest and fees thereon. Accordingly, an estimate for these future potential losses has also been established.

                  Other Operating Expenses:

Other operating expenses decreased to $1,473,492 for the year ended December 31, 2001 from $2,690,290 for the year ended December 31, 2000. Compensation and benefits decreased from $310,100 for the year ended December 31, 2000 to $171,328 for the year ended December 31, 2001 due to the reduction of employees after the decision to exit the mortgage business.

Professional fees, which include accounting, legal fees and consulting, decreased to $1,121,901 for the year ended December 31, 2001 from $1,850,763 for the year ended December 31, 2000 primarily due to the winding down of legal costs attendant to the lawsuit, more fully described in Item 3, against Corestates Bank, N.A., American Financial Mortgage Corporation, Thomas F. Flatley and Norwest Funding, Inc.

Rent expense decreased from $286,270 for the year ended December 31, 2000 to $25,736 for the year ended December 31, 2001 primarily due to a $150,000 certificate of deposit which was security for a letter of credit in favor of the Company's landlord, being claimed by the landlord for unpaid rent for the year ended December 31, 2000. Rent expense was not reflected by the Company for the California location during the year ended December 31, 2001.

         Net Loss:

The Company incurred a net loss of $716,430 including a loan loss recovery of $120,297, for the year ended December 31, 2001 compared to net loss of $3,837,404 including a loan loss provision of $1,157,401 for the year ended December 31, 2000. The loss for 2001 was reduced by a litigation settlement of $1,000,000 (see Note F of Notes to the Financial Statements) and a recovery of loan losses incurred in prior years instead of a loan loss provision.

         Cash Flows:

                  Operating Activities:

Along with a $716,430 loss for the year ended December 31, 2001, the Company used $689,138 of cash from operating activities primarily as a result of a reduction in accounts payable and accrued expenses of $258,960. In 2000 the Company used $884,653 of cash from operating activities as a result of a reduction in warehouse mortgages receivable of $689,786 along with a $3,837,404 loss.

                  Investing Activities:

 In 2001, the Company received $8,325 from the sale of securities.

                  Financing Activities:

                  In 2001, the Company used $20,000 to reduce its short term line of credit. In 2000, $1,460,807 was used to reduce short term borrowings on the Company's line of credit and $1,105,002 was collected as proceeds from the issuance of stock.

         Liquidity and Capital Resources:

                  Bank One has not renewed the revolving line of credit with the Company, which was previously extended to September 30, 1999. In 2001 and 2000, the Company's primary sources of capital, which it employed in its warehouse lending operations, were borrowings under its Bank One line of credit and $1.6 million in subordinated debt, of which $600,000 was converted into common stock of the Company during 2000.


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

The Company no longer has any continuing business operations

         Pursuant to an Asset Purchase Agreement dated July 30, 1999 with PMW, the Company sold to PMW all of its equipment, furniture and other physical assets, all of its computer operating systems, for the sum of $800,000. PMW also had the right to purchase any or all of the customer accounts of the Company for an amount equal to the aggregate outstanding principal balance and all accrued but unpaid fees and interest on such accounts. The Company continues its collection activities with respect to those accounts, however, PMW did not exercise its right to purchase any of the customer contracts. The Company's shareholders approved the sale on September 21, 1999. As a result of the sale, the Company no longer has any continuing business operation other than winding up of its operations. The Company is not seeking to engage in other business ventures until such time as the Litigation has ended. In any event, at such time as the Company proceeds in seeking to engage in other business ventures, there can be no assurance as to when, or if, an economically viable business can be acquired or continued successfully.

The recent verdict in favor of the Company was appealed by the defendants.

Although the Company reached a settlement with Thomas F. Flately prior to the verdict, the remaining defendants appealed the verdict, and on March 18, 2002, the Superior Court affirmed the amount of compensatory damages and consequential damages, and ordered a new trial on the issue of punitive damages.
 There can be no assurance that the new trial will have as favorable an outcome to the Company. Furthermore, there can be no assurance that the Company will be able to enforce the Judgment against the defendants.

Control by principal stockholder

         Leedan Business Enterprise LTD ("Leedan") owns approximately 56% of the issued and outstanding shares of Common Stock of the Company. As a result of its ownership, Leedan will have a major influence in determining the direction and policies of the Company, the election of the directors of the Company, the outcome of any other matter submitted to a vote of stockholders, and to prevent or cause a change in control of the Company.

Market considerations

         There can be no assurance that the market price of the Common Stock will not decline.

The Company is no longer listed on the NASDAQ stock market

          The Company is no longer listed on the NASDAQ stock market as a result of its' no longer meeting NASDAQ's listing qualifications. There can be no assurance that the Company will meet NASDAQ's requirements in the future so that it may re-apply for listing, nor can there be assurance that, even if the Company does meet NASDAQ's listing requirements, the Company will be accepted by NASDAQ.

The Company has never paid any dividends

         The Company has never paid cash dividends on its Common Stock. Furthermore, the POR pertaining to the Predecessor's emergence from bankruptcy prohibit the Company from paying any dividends to its common shareholders until the sum of $1,350,000 shall have been paid to the Predecessor's pre-bankruptcy unsecured creditors. As of December 31, 2001, no payment to the unsecured creditors has been made. Further, in accordance with the POR, the Predecessor became obligated to pay certain portions of its net income in satisfaction of said payment obligation to its pre-bankruptcy creditors. Upon consummation of the Merger, the Company became obligated, by operation of law, to comply with such payment obligation and dividend payment prohibition, among other operating restrictions. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future as it intends to retain future earnings to finance the growth of the business. The payment of future cash dividends on the Common Stock will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Board of Directors.

         Item 7.           Financial Statements

         See pages F-1 to F-19

         Item 8.           Changes in and Disagreements with Accountants on
                            Accounting and Financial Disclosure.

         None




                                                     PART III


         Item 9.           Directors, Executive Officers and Control Persons.

         Executive Officers and Directors

         The executive officers and directors of the Company are as follows:

         Name                                        Age                                          Position

         Boaz Harel.........                          38                              Chairman of the Board, Director

         M. Albert Nissim...                          68                              President, Director

         David W. Sass......                          66                              Secretary

         Richard Fried......                          55                              Director

         Tamar Lieber.......                          59                              Director

         Lynda Davey........                          47                              Director

         Joseph Samuels.....                          71                              Director

Boaz Harel was appointed to the Board in November 1996 and elected as Chairman of the Board on July 2, 1997. From 1991 to 1993, Mr. Harel was the founder and managing director of Mashik Business and Development Ltd., an engineering consulting company. From 1993 to 1997, Mr. Harel had been the Managing Director of Leedan Business Enterprise Ltd. ("Leedan"), which is the beneficial owner of approximately 56% of the Company's Common Stock. Since January 1994, Mr. Harel has served as a member of the Supervisory Board of ICTS International N.V. and since September 1996, Mr. Harel has served as the Chairman of ICTS USA (1994), Inc., an indirect subsidiary of Leedan. Mr. Harel was a Co-Managing Director of Leedan International Holdings B.V., a principal shareholder of the Company and an indirect wholly-owned subsidiary of Leedan.

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

David W. Sass has been a Director since April, 1998 and has been a practicing attorney in New York City for the past 40 years and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, securities counsel to the Company. Mr. Sass is also a director of BarPoint.Com, Inc. a company that will operate a patent pending search engine and software technology that allows consumers to search for product specific information on the Internet and an honorary member of the Board of Trustees of Ithaca College. Mr. Sass earned a B.A. from Ithaca College, a J.D. from Temple University School of Law and an L.L.M. (in taxation) from New York University School of Law.

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

                                                           Annual Compensation         Awards
    Name and
Principal Position      Fiscal Year       Salary($)          Bonus       Other Annual              Securities
                                                                        Compensation ($)
Underlying
                                                                                                       Option
Boaz Harel*              2001            $50,000
Chairman of              2000           $100,000
the Board                1999           $100,000         $15,000                                      50,000


M. Albert Nissim**
President               2001            $114,000
                        2000            $114,000
                        1999            $118,385         $12,000                                      25,000


David W. Sass          2001                  $0
Secretary              2000                  $0
                       1999                  $0


*       Commenced as Chairman on July 2, 1997.
**     Commenced service as President of the Company in the fourth quarter of the 1996 fiscal year.



Compensation of Directors.


          The Directors of the Company receive cash compensation of $300 per meeting in his or her capacity as a director when there is a telephonic meeting and $500 when the Board meets in person.

Options Issued to Executives.

 The table below sets forth information regarding option grants to executive officers and Directors of the Company.


                              Number of                    Exercise Price
Name                          Options Granted              Per Share                     Expiration Date
----                          ---------------              ---------                     ---------------
M. Albert Nissim(1)           25,000                       $10.00                        October, 2002
Boaz Harel(1)                 50,000                       $4.75                         October, 2002
Richard Fried(1)              12,000                       $4.25                         October, 2002
Tamar Lieber(1)               12,000                       $4.25                         October, 2002
Joseph Samuels(1)             12,000                       $4.25                         October, 2002
Lynda Davey(1)                12,000                       $4.25                         October, 2002

(1)   Options vested at the rate of 1/3rd each year.


Employment Agreements.


In July 1997, the Company extended the Employment Agreement with M. Albert Nissim as President for an indefinite period, on a part-time basis, at a salary of $6,000 per month. The Agreement may be terminated by either party on not less than 90 days prior notice. On May 12, 1998, Albert Nissim's compensation was increased to $9,500 per month effective April 1, 1998 in consideration of his contributions to the Company. In addition, Mr. Nissim was awarded a $12,000 bonus payable in the second quarter of 1999 in consideration of the Company's performance.

Boaz and Leedan Agreement

The Company has approved a compensation plan for Mr. Boaz Harel and/or Leedan, the company which provides management services to the Company by making Mr. Harel available to the Company. Leedan is also a principal shareholder of the Company. The plan provides aggregate remuneration to Mr. Harel and/or Leedan of $100,000 per annum plus 5% of the Company's net income pre-tax above $1,000,000 annually. For 2001, Mr. Harel received $50,000 in total. Leedan and Mr. Harel will determine how such compensation will be divided between them in the future.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the holdings of the Common Stock as of March 26, 2002 by each person or entity known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock and by (1) each director and named executive officer; and (2) all directors and executive officers as a group.

                                                              Number of Shares                  Percent
Name                                         Title            of Common Stock                   of Class
----                                         -----            ---------------                   ---------

ICTS International N.V.                                         452,000 (1)                        11.2%
Biesboch 225
1181 JC Amstelveen
The Netherlands

Lancer Partners L.P.                                             365,834 (2)                        9.1%
375 Park Avenue, Ste 2006
New York, NY 10166

Lancer Offshore, Inc.                                            221,500                            5.5%
Kava Flambovan 9
Curaco, Netherlands
Antilles

Leedan Business
  Enterprise Ltd.                                                1,368,570 (3)                     34.0%
7 Yad Harytzim
4th Floor
Industrial Zone
Herzliya, Israel 46120

Rogosin International B.V.                                       385,750 (4)                       9.6%
One Rockefeller Plaza,
Ste. 2412
New York, NY 10020


SHR Finanz Gm                                                    235,786 (5)                       5.8%
32 Ost Weststrasse
Rostock 18132
Germany






                                                              Number of Shares                  Percent
Name                      Title                               of Common Stock                   of Class
----                      -----                               ---------------                   ---------

M. Albert Nissim         President and                             28,200 (6)                      *
One Rockefeller Plaza    Director
Suite 2412
New York, NY

Boaz Harel               Director                                  50,000 (7)                      *
1 Rockfeller Plaza
Suite 2412
New York, New York 10020

Tamar Lieber             Director                                 132,750 (8)                    3.3%
160 W. 66th Street
Apt. 49B
New York, NY 10023

Richard Fried            Director                                 18,023 (8)                       *
33 Marion Road
Marblehead, MA 01945

Lynda Davey              Director                                 17,250 (9)                       *
1375 Broadway
6th Floor
New York, NY 10018

Joseph Samuels           Director                                 35,650 (9)                       *
321 24th Street
Santa Monica, CA 90402

Directors and
Executive
Officers as a
group (6 persons)                                                 1,497,443 (10)                37.2%

*        Less than 1%

(1) Includes a 5 year Warrant to purchase 13,000 shares at a price of $2.25 per share.

(2) Includes a 1 year Warrant to purchase 25,000 shares at a price of $3.00 per share. Does not include 27,500 shares owned by Michael Lauer, the General Partner of Lancer Partners, L.P.

(3) Leedan  International  Holdings  B.V.,  which together with Leedan Systems &
Properties Promotion (1003) Ltd. Holds 34.9% of the issued and outstanding Common Stock of the Company, is an indirect wholly-owned subsidiary of Leedan Business. Certain members of the family of Mr. Boaz Harel, a director of the Company, collectively, own approximately 50% of the outstanding shares of Leedan Business. Mr. Boaz Harel no longer is a shareholder of Leedan. Includes a 1 year Warrant to purchase 30,000 shares at a price of $3.00 per share

(4) An affiliate to Leedan Business Enterprises Ltd. Shares were purchased in a private transaction. Includes a 5 year Warrant to purchase 5,750 shares at a price of $2.25 per share.

(5) Includes a 1 year Warrant to purchase 35,786 shares at a price of $3.00 per share.

(6) Includes 25,000 options exercisable at $10.00 per share at the rate of 1/3rd per year for three years.

(7) A three year option for 50,000, vesting 1/3rd each year, exercisable at $4.75 per share.

(8) Includes 12,000 shares exercisable $4.25 per vesting at the rate of 1/3rd per year for three years.

(9) Includes 12,000 shares as part of a three year option, exercisable at $4.25 per share, vesting at the rate of 1/3rd per year.

(10) Does not include any options referred to in notes (4), (5), (6), (7) hereof, but included the shares owned by Leedan Business Enterprises, Ltd.

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

         On September 14, 1998 Joseph Samuels, a Director of the Company and two affiliates of Leedan Business Enterprises Ltd. loaned to the Company $100,000, $550,000 and $76,000, respectively. The loan was in connection to the Ninth Amendment to the Credit Agreement with Bank One to authorize the infusion of an aggregate of $726,000 in the form of the Company's 11% Subordinated Debenture for a term until a new lending facility is in place to replace Bank One.

Item 13. Exhibits & Reports on Form 8-K

            (A) The Following financial statements are included in Part II, Item 7:

            Independent Auditors' Report by Lazar, Levine & Felix, LLP for the year ended December 31, 2001 and 2000.

            Balance Sheets as of December 31, 2001 and 2000.

            Statements of Operations for the year ended December 31, 2001 and
             2000.

            Statements of Comprehensive Income (Loss) for the years ended
             December 31, 2001 and 2000.

            Statements of Stockholders' Equity (Deficit) for the year ended
             December 31, 2001 and 2000.

            Statements of Cash Flows for the year ended December 31, 2001 and
             2000.

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Pioneer Commercial Funding Corp.


We have audited the accompanying balance sheets of Pioneer Commercial Funding Corporation (a New York corporation) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders'equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Commercial Funding Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company is winding down its' mortgage warehouse lending business. The Company has also suffered recurring losses from operations and has negative working capital and net worth. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     LAZAR LEVINE & FELIX LLP

New York, New York
February 25, 2002, except as
to Note O(b) which is dated
as of March 18, 2002
                                                    F - 1



                                         PIONEER COMMERCIAL FUNDING CORP.
                                                  BALANCE SHEETS
                                         AS OF DECEMBER 31, 2001 AND 2000

                                                    - ASSETS -

                                                                                                     2001                2000
CURRENT ASSETS:
     Cash and cash equivalents                                                                $         38,124     $        738,937
     Mortgage warehouse loans receivable, net of allowance for loan losses                                  -               582,254
     Receivable for loans shipped                                                                    1,716,969            1,716,969
     Accrued interest and fee receivable                                                                    -                41,705
     Notes receivable - net of reserve                                                                 150,504              450,291
     Prepaid and other current assets                                                                   66,057               50,302

TOTAL CURRENT ASSETS                                                                                 1,971,654            3,580,458

OTHER ASSETS:
     Investment securities available for sale                                                          442,863              108,750
     Notes receivable - net of current portion                                                          76,244                   -
     Other assets                                                                                       25,000               32,199

TOTAL ASSETS                                                                                  $      2,515,761     $      3,721,407


                                         - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
     Mortgage warehouse loans payable                                                         $      3,241,010      $     3,261,010
     Accounts payable and accrued expenses                                                              68,134              132,965
     Accrued interest and fees                                                                         623,433              886,186
     Deferred loan fees                                                                                 29,000               29,000
     Deferred legal fees                                                                                65,395               65,395
     Subordinated debt                                                                               1,000,000                   -

TOTAL CURRENT LIABILITIES                                                                            5,026,972            4,374,556

SUBORDINATED DEBT                                                                                           -             1,000,000

TOTAL LIABILITIES                                                                                    5,026,972            5,374,556

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Common  stock - $.01 par value;  authorized  20,000,000  shares;  3,403,663  shares
       issued and outstanding for both 2001 and 2000                                                    34,037               34,037
     Additional paid-in capital                                                                     16,647,520           16,647,520
     Accumulated deficit                                                                           (18,934,886)         (18,218,456)
     Accumulated other comprehensive income (loss)                                                    (257,882)            (116,250)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                                (2,511,211)          (1,653,149)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                          $      2,515,761      $     3,721,407

The accompanying notes are an integral part of these financial statements.

                                         PIONEER COMMERCIAL FUNDING CORP.
-------------------------------------------------------------------------------------------------------------------
                                             STATEMENTS OF OPERATIONS
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                            2001                2000
INCOME:
     Interest income                                                                $      78,261      $     200,612
     Processing fees                                                                        5,850             44,400

TOTAL INCOME                                                                               84,111            245,012

INTEREST AND FEE COSTS:
     Interest expense - warehouse and lines of credit                                     449,544            491,423
     Bank charges and facility fees                                                           327              4,094
     Bank processing fees                                                                      -                  16

TOTAL INTEREST AND FEE COSTS                                                              449,871            495,533

NET INTEREST AND FEE (LOSS)                                                              (365,760)          (250,521)

     Loan loss (recovery) provisions                                                     (120,297)         1,157,401
                                                                                         (245,463)        (1,407,922)
OTHER OPERATING EXPENSES:
     Compensation and benefits                                                            171,328            310,100
     Professional and consulting fees                                                   1,121,901          1,850,763
     Utilities                                                                             10,660             11,318
     Rent                                                                                  25,736            286,270
     Other                                                                                143,867            231,839

TOTAL OTHER OPERATING EXPENSES                                                          1,473,492          2,690,290

LOSS FROM OPERATIONS                                                                   (1,718,955)        (4,098,212)

OTHER INCOME AND (EXPENSE):
     Interest income - other                                                               13,852             37,475
     Litigation settlement                                                              1,000,000            219,828
     Miscellaneous income                                                                  -                   5,504
     Loss from sale of securities                                                         (10,425)                -

TOTAL OTHER INCOME                                                                      1,003,427            262,807

LOSS BEFORE TAXES                                                                        (715,528)        (3,835,405)

     Provision for taxes                                                                      902              1,999

NET LOSS                                                                            $    (716,430)     $  (3,837,404)

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK                                    $      (0.21)      $      (1.31)

WEIGHTED AVERAGE NUMBER OF SHARES                                                       3,403,663          2,929,266

The accompanying notes are an integral part of these financial statements.

                                         PIONEER COMMERCIAL FUNDING CORP.
-------------------------------------------------------------------------------------------------------------------
                                     STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                                   2001                2000

NET LOSS                                                                                       $     (716,430)     $   (3,837,404)

     Change in unrealized (loss) on investment in securities available for sale                      (141,632)                 -

COMPREHENSIVE NET LOSS                                                                         $     (858,062)     $   (3,837,404)

The accompanying notes are an integral part of these financial statements.

                                         PIONEER COMMERCIAL FUNDING CORP.
-------------------------------------------------------------------------------------------------------------------
                              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                             Additional                                 Other              Total
                                            Common           Paid-In           Accumulated         Comprehensive     Stockholders'
                                             Stock            Capital             Deficit           Income (Loss)   Equity (Deficit)

Balance, December 31, 1999                 $  27,712        $   14,584,663    $   (14,381,052)      $   (116,250)      $    115,073

Issued 168,334 shares of common stock
  for cash on September 28, 2000               1,683               503,319                 -                  -             505,002

Issued 200,000 shares of common stock
  for cash on October 3, 2000                  2,000               598,000                 -                  -             600,000

Converted loans plus accrued interest
  in the aggregate amount of $792,586
  to 264,195 shares of common stock
  on September 30, 2000                        2,642               789,944                 -                  -             792,586

Issued 104,630 warrants on September
  30, 2000                                        -                171,594                 -                  -             171,594

Net loss                                          -                     -          (3,837,404)                -          (3,837,404)

Balance, December 31, 2000                    34,037            16,647,520        (18,218,456)          (116,250)        (1,653,149)

Change in unrealized loss on
  investment in securities for sale               -                     -                 -             (141,632)          (141,632)

Net loss                                          -                     -            (716,430)                -            (716,430)

Balance, December 31, 2001                 $  34,037        $   16,647,520    $   (18,934,886)      $   (257,882)      $ (2,511,211)
                                           ==========        =============    ================       ============      ============

The accompanying notes are an integral part of these financial statements. \



                                         PIONEER COMMERCIAL FUNDING CORP.
                                             STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                                    2001                 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                               $   (716,430)      $   (3,837,404)
     Adjustments to reconcile net loss to net cash (used in) operating activities:
        Loan loss reserve (recovery) and provision for bad debts                                 (94,021)             930,193
        Loss from sale of securities                                                              10,425               -
        Note receivable written off                                                              367,551               -
        Value of warrants issued                                                                  -                   171,594
     (Increase) decrease in:
        Mortgage warehouse loans receivable                                                      45,385               689,786
        Loans held for resale                                                                         -                80,472
        Accrued interest receivable                                                              (6,900)               61,125
        Prepaid expenses                                                                        (15,755)               88,387
        Notes receivable                                                                         40,992               249,854
        Other assets                                                                              7,199               159,083
     Increase (decrease) in:
        Accrued interest payable                                                                (68,624)              541,423
        Accounts payable and accrued expenses                                                  (258,960)              (19,166)
          Net cash (used in) operating activities                                              (689,138)             (884,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of securities                                                         8,325                   -
          Net cash provided by investing activities                                               8,325                   -

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) in borrowings used in operations                                            (20,000)           (1,460,807)
     Net proceeds from issuance of stock                                                              -             1,105,002
          Net cash (used in) financing activities                                                (20,000)            (355,805)

NET (DECREASE) IN CASH                                                                          (700,813)          (1,240,458)

     Cash and cash equivalents at the beginning of year                                          738,937            1,979,395

CASH AND CASH EQUIVALENTS AT THE END OF YEAR                                              $       38,124       $      738,937

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest expense                                                                     $      500,000       $           -
     Income taxes                                                                         $        1,034       $        1,999

NONCASH FINANCING ACTIVITIES:
     Conversion of mortgage loans receivable to notes receivable                          $      185,000       $           -
     Conversion of loans payable and accrued interest to common stock                     $           -        $      792,586

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------------------------------------------
                                         PIONEER COMMERCIAL FUNDING CORP.
                                           NOTES TO FINANCIAL STATEMENTS
                                            DECEMBER 31, 2001 AND 2000

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

                                         PIONEER COMMERCIAL FUNDING CORP.
                                           NOTES TO FINANCIAL STATEMENTS
                                            DECEMBER 31, 2001 AND 2000

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:

The accompanying financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America, require the use of estimates made by management. The most significant estimates with regard to these financial statements relate to the valuation allowance for estimated losses on the disposition of stale loans and uncollectable interest and fees, for deferred income taxes and the estimated obligations due under the POR, as more fully described in Notes I and M, respectively. Actual results may differ from those assumed in management's estimates.

Cash and Cash Equivalents:

Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

Income Taxes:

The Company utilizes SFAS 109 "Accounting for Income Taxes" which requires use of the asset and liability approach of providing for income taxes. This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under
Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date
(see also Note I).

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

For the years ended December 31, 2001 and 2000, the exercise price exceeded the average sale price for most options and warrants, and the impact of conversion of the warrants and options would have been antidilutive or immaterial.
Therefore, the options and warrants were not considered in the calculation of earnings (loss) per common share.

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

As of December 31, 2001 and 2000, the fair value of cash and cash equivalents, receivables, obligations under accounts payable and debt instruments approximate the carrying value.

Marketable Securities:

At December 31, 2001 and 2000, marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in
Debt and Equity Securities". Unrealized gains and losses are included in shareholders' equity as other comprehensive income (loss).

Comprehensive Income:

In 1997, the Company  adopted  Statement of Financing  Accounting  Standards No.
130, "Reporting Comprehensive Income" (SFAS 130), which established new rules for the reporting and display of other comprehensive income and its components.
SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income.

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Employee stock options:

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of Accounting Principles Board's Opinion
No. 25, "Accounting for Stock Issued to Employees ("APB 25"). (See Note L.)

Recent pronouncements:

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other
Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. The adoption did not impact the Company's operating results or financial condition. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December
15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company does not believe that the adoption of SFAS 142 will currently impact its operating results or financial position.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS
144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles
Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is currently assessing the potential impact of SFAS 144 on its future operating results and financial position, but does not believe it will be material.


NOTE C - GOING CONCERN UNCERTAINTY:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company is winding down its mortgage warehouse lending business, has sustained substantial operating losses over the last two years and has used substantial amounts of working capital in its operations. Management of the Company determined that the Company did not meet the revenue objectives for its mortgage warehouse lending business and did not expect the Company to be able to meet these objectives in the foreseeable future. The Company therefore decided to sell all its operating assets and is exploring other business opportunities.

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



NOTE D - MORTGAGE WAREHOUSE LOANS RECEIVABLE/PAYABLE:

Loans receivable are generally due within sixty days from the date funded, with an average outstanding period of 33 days and interest payable ranging from prime plus 1.75% to prime plus 2.0%. Similarly, all of the related loans payable are due within the same time frame. During the fiscal year ended March 31, 1997, the Company obtained a $25 million revolving line of credit pursuant to a security agreement between the Company and Bank One, Texas, N.A. ("Bank One"). The
Company paid interest on advances at the "prime rate" of interest, quoted from time to time by the Wall Street Journal plus or minus one-eighth of a percent.
As collateral security for its indebtedness to Bank One the Company granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loan funded by it with moneys advanced under its Bank One credit line and all mortgages or other forms of collateral security obtained by the Company in connection with the funding of such loans. On August 25, September 26 and December 12, 1997,
Bank One amended the credit facility to provide the Company with $35,000,000, $50,000,000 and $60,000,000, respectively. Effective June 30, 1998 Leedan
Business Enterprise Ltd. ("Leedan"), a 49% owner of the Company, entered into a Capital Maintenance Agreement with Bank One wherein Leedan agreed to cause capital contributions or subordinated debt advances, up to $2 million, to be made to the Company in order to maintain an adjusted Company net worth of a least $8 million, upon official written request by Bank One. This agreement continues in effect until the Company has paid its obligation to Bank One and Bank One terminates its commitment to supply the Company credit (See also Note
K). On September 1 and September 15, 1998, Bank One amended the credit facility to decrease the borrowing limit to $55,000,000 and $50,000,000 respectively. The credit facility expired on October 30, 1998, whereupon Bank One agreed to continue funding the Company's loans until the facility was renewed or another lender replaced Bank One. On February 18, 1999, Bank One renewed the credit facility with a borrowing limit of $40,000,000 through April 30, 1999. This credit facility was subsequently extended to September 30, 1999 and as of the date of these financial statements, no additional renewal was granted by Bank
One. At December 31, 2001, the Company continues to owe Bank One $3,241,010.


NOTE E - LOANS HELD FOR RESALE

In September 1999, the Company used a portion of the proceeds from the sale of fixed assets (see Note A) and acquired 36 stale loans for $574,774 from Bank
One. At December 31, 2001, the balance of these loans have been written down to zero.


NOTE F - RECEIVABLE FOR LOANS SHIPPED:

During October 1997, the Company warehoused $1.7 million in mortgages for the same customer as described in Note E above, who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank.
The investor miswired the funds to the conduit's bank, Corestates Bank, N.A. The conduit's bank refused to return the funds. The Company is taking actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Bank One
Texas, N.A. ("Bank One"), has joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional
$2 million guarantee from the customer's primary shareholder. In June 2000, the Company received a check in the amount of $219,828 which represented payment for a settlement reached with Norwest Funding, Inc. After trial, on December 4, 2000 a judgment was entered (a) against the bank and in favor of the Company as follows: compensatory damages in the amount of $1,779,520 plus interest of $78,854, consequential damages in the amount of $13,500,000, punitive damages in the amount of $40,500,000, for a total of $55,858,374 and (b) in favor of the Company against American Financial Mortgage Corp. and Thomas F. Flatley as follows: compensatory damages on the contract and conversion in the amount of $1,779,520 plus interest of $890,443 on the contract claims, attorney's fees in the amount of $1,200,000, for a total of $3,869,963. In November 2001, the Company settled its litigation against Thomas F. Flatley for $1,000,000. This amount has been recorded as other income in the statement of operations. The other defendants have appealed the judgment. No assurance can be given as to the ultimate outcome of this litigation. The Company has only reflected the original
$1.7 million receivable on its balance sheet. [see also Note O(b)].


NOTE G - INVESTMENT SECURITIES AVAILABLE FOR SALE:

On July 7, 1997, the Company purchased 300,000 shares, at $.75 per share, of Fidelity First Mortgage Corp., NASDAQ (FFIR) for a total investment of $225,000.
On May 6, 1999, management of FFIR approved a 1 for 50 reverse stock split, reducing the Company's number of shares to 6,000. In November 1999, the Company received 1,250 restricted bonus FFIR shares. FFIR shares closed on December 31, 2001 and 2000 at $2.60 and $15 per share, respectively (before the reverse stock split), resulting in an unrealized loss of $141,632 and $210,000 in 2001 and 2000, respectively.

On February 23, 2001, the Company signed an agreement with FFIR to convert warehouse loans, accrued interest and fees receivable in the aggregate amount of $494,496 into 164,832 restricted shares of FFIR. These shares were valued at $3.00 per share.

At December 31, 2001, these shares were valued as required by Financial
Accounting Standards Board Statement No. 115, "Accounting for Certain
Investments in Debt and Equity Securities." Fidelity First Mortgage, which was also a customer of the Company, is based in Columbia, Maryland and funds conforming and non-conforming single family residential mortgages in Maryland, Virginia, Delaware, Florida, North and South Carolina.





NOTE H - NOTES RECEIVABLE:

                                                                                                        2001                2000
On November 18, 1998, a settlement was reached with a guarantor of a mortgage                          -------             ------
   banking customer's defaulted line of credit. Pursuant to the settlement, the guarantor issued to the Company two installment notes in the amounts of
   $265,103 and $470,000, respectively. These notes bear interest at a rate of
   8.25% per annum and are payable quarterly commencing three months from
   November 18, 1998, the date of issuance of the notes. Both notes mature
   November 18, 2000. Due to the default of these notes, the Company recorded a
   100% reserve
   against the amounts due.                                                                       $     735,103   $        735,103

On March 29, 1999, a settlement was reached with two clients and their guarantor wherein the remaining loans on each client's line and interest and fees due through October 31, 1998 were replaced with a note from each client guaranteed by the client's guarantor in the amounts of $453,430 and $204,640, respectively, each payable in sixteen monthly installments
   plus interest at an annual rate of 10%.  Both notes matured June 29, 2000.                             82,740             82,740

In April 2001, the Company received a promissory note in the amount of $185,000 plus interest at 10% per annum as final settlement for unpaid warehouse loans and interest receivable in the aggregate amount of $263,996. The Company had previously booked a loan loss reserve of $234,637 against these outstanding receivables. This note is payable $5,000 upon signing; $7,000 per month during the periods June 1, 2001 through October 1, 2001, February 1, 2002 through October 1, 2002, February 1, 2003 through October 1, 2003 and $4,000 per month during the periods November 1, 2001 through January 1, 2002,
   November 1, 2002 through
   January 1, 2003 and November 1, 2003 through January 1, 2004, net of reserve.                           144,008               -
                                                                                                           --------          ------
                                                                                                           961,851          817,843

Less:  reserve                                                                                            (735,103)        (367,552)
                                                                                                          ---------        --------
                                                                                                           226,748          450,291

Less:  current portion                                                                                    (150,504)              -
                                                                                                          --------          -------
                                                                                                  $         76,244   $      450,291
                                                                                                          =========      ==========


NOTE I - INCOME TAXES:

The components of the provision for income taxes are as follows:

                                                                                        2001                    2000
                                                                                        ----                    ----
                       Current:
                          Federal                                                    $      -                $      -
                          State                                                            902                   1,999
                                                                                        ------                  ------
                                                                                           902                   1,999
                       Deferred:
                          Federal                                                           -                       -
                          State                                                             -                       -
                                                                                        ------                  ------
                       Provision for income taxes                                    $     902               $   1,999
                                                                                        ======                  ======

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

                                                                                        2001                    2000
                                                                                        ----                    ----

                     Net operating losses                                           $  3,700,000            $  3,500,000
                     Valuation allowances                                             (3,700,000)             (3,500,000)
                                                                                    $         -             $         -
                                                                                    ============           ==============

At December 31, 2001, the Company had net operating loss (NOL's) carryforwards available for income tax purposes of approximately $9.5 million expiring in varying amounts through 2015. Approximately $1 million of the NOL's are limited in use pursuant to a change in ownership in November 1994.


NOTE J - DEFERRED LEGAL FEES:

Deferred legal fees are a consequence of the POR (see Note M) and are payable in four annual installments which began on April 16, 1994. The Company has not paid the April 1996, 1997 and 1998 installments aggregating $65,395 as of December
31, 2001.


NOTE K - STOCKHOLDERS' EQUITY, PRIVATE PLACEMENT AND INITIAL PUBLIC OFFERING:

Common Stock:

On September 28 and October 3, 2000, the Company issued 168,334 and 200,000 shares of common stock for $505,000 and $600,000, respectively in a private placement.

On September 30, 2000, the Company converted loans in the amount of $626,000 plus accrued interest of $166,586 to 264,195 shares of common stock.



NOTE K - STOCKHOLDERS' EQUITY, PRIVATE PLACEMENT AND INITIAL PUBLIC OFFERING (Continued):

Initial Public Offering:

In August 1996, the Company consummated its IPO pursuant to which the Company issued and sold 600,000 shares of its common stock, par value $.01 per share
(the "Common Stock"), and 690,000 warrants (including warrants sold upon exercise of the underwriters' over-allotment option) to the public at a price of $5.00 per share and $.10 per warrant, which yielded to the Company net proceeds of approximately $2 million. The warrants give the owner the right to purchase an additional share of common stock at a price of $5.50 for a period of four years commencing after the completion of the IPO (the "Exercise Period"). Such warrants will be immediately tradable separate from the common stock. Commencing two years after the completion of the IPO and through the end of the exercise period, the warrants may be redeemed by the Company upon 30 days written notice at a price of $.05 per warrant, provided that (1) the closing sale price of the Company's common stock shall not be less than $7.50 per share for any period 20 days subsequent to the issuance of the written notice, or (2) that the warrant holders have not exercised their warrants at any time prior to the period 30 days after the issuance of the written notice. In addition, the underwriter was issued the right for a period of four years commencing one year after the completion of the IPO to purchase, in tandem, 60,000 shares of common stock of the Company and 60,000 common stock purchase warrants at a price of $6.12 for each combined share and warrant. The terms of the warrants acquired by the managing underwriter were the same as those discussed above except that such options are nontransferable. The warrants are exercisable into 690,000 shares of Common Stock at a price of $5.50 per share with an expiration date of August 12, 2000. The expiration date of these warrants was extended to October 31, 2000 at which date they all expired.

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

Subordinated Debt:

On November 26, 1997, the Company issued $1,000,000 in subordinated debt as part of a $4 million private placement. The private placement provided for a minimum purchase of $250,000 (1 unit) with each unit obtaining 7,500 Warrants that allow for the purchase of 7,500 shares. The exercise price of the shares is equal to the price of the Company's stock as of the date of issue of the subordinated debt. The Company has 30,000 Warrants outstanding (7,500 per unit for 4 units).
The subordinated debt carries an interest rate of 10% per annum and matures on November 25, 2002. The Company's stock price on November 26, 1997 was $2.875. On
September 11, 1998 three subordinated debt advances pursuant to the Leedan
Capital Maintenance Agreement (Note D) were made to the Company totaling
$726,000, secured by notes. The notes are due when a replacement for the Bank
One lending facility is in place, with interest paid quarterly at 11% per annum.
During the first quarter of 1999 $100,000 of debt was repaid and in September
2000 $626,000 of debt was converted into 208,667 shares of common stock.



NOTE K - STOCKHOLDERS' EQUITY, PRIVATE PLACEMENT AND INITIAL PUBLIC OFFERING: (Continued):

 Dividend Restriction:

 The holders of the Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The common stockholders are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available. As of December 31, 2001, in management's opinion, it is not anticipated that dividends will be paid on common stock in the foreseeable future as certain of the debt instruments to which the Company is a party to prohibit or restrict the payment of dividends (see Note M for further discussion of restrictions under the POR).


NOTE L - STOCK OPTION PLANS AND WARRANTS:

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

Weighed average fair value of options granted during the year is as follows:

                                               December 31, 2001            December 31, 2000
                                                          Weighted                      Weighted
                                                           Average                      Average
                                                          Exercise                      Exercise
                                         ------------       Price          Shares        Price
                                            Shares
   Options outstanding
     beginning                              190,500         $4.96          208,500         $4.90
   Granted                                   -              -               -              -
   Exercised                                 -              -               -              -
   Canceled                                 (67,500)         3.75          (18,000)         4.25

   Options outstanding ending               123,000         $5.62          190,500         $4.96



NOTE L - STOCK OPTION PLANS AND WARRANTS (Continued):

The following information applies to options outstanding at December 31, 2001

                                                                                            Options
                                                        Options Outstanding               Exercisable
                                              Weighted Average
                                                 Remaining
     Range of exercise                         Contractual Life    Weighted Average
          prices          Number Outstanding       (Years)          Exercise Price     Number Exercisable

       $1.00 - $4.25             48,000              0.83                $4.25                48,000
       $4.26 - $5.00             50,000              0.83                $4.75                50,000
      $5.01 - $10.00             25,000              0.83               $10.00                25,000
                                123,000              0.83                $5.62               123,000

No options were granted during the years ended December 31, 2001 and 2000.

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


NOTE M - COMMITMENTS AND CONTINGENCIES:

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

For the years ended December 31, 2001 and 2000 the Company had not generated income that resulted in payment on the Notes. Accordingly, no liability has been reflected in the Company's balance sheet for the Notes or the professional fees for 2000 or 2001.

As of December 31, 2001, the Company was unable to determine whether it is probable that it will generate income in future years which would result in payments on the Notes. As such, no future liability has been reflected in the Company's balance sheet for the Notes or the professional fees.



NOTE M - COMMITMENTS AND CONTINGENCIES (Continued):

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

Lease Obligation:

The Company is the lessee of 6,846 square feet of office space located in Woodland Hills, California through October of 2007. The Company vacated this office space in September 1999. The monthly base rent through September 2002 is $13,692 and for years six through ten is $15,745. The Asset Purchase agreement
(see Note A) also provided for the purchaser to rent this space for four months commencing October 1, 1999 at $13,873 per month.

The Company continues to be obligated under a previous office lease through October 31, 2001. This lease calls for monthly rent of $2,178 and CPI increases with a minimum of 3% and a maximum of 5% annually. The Company sublets this space for $1,410 per month subject to three one year leases.

Rent expenses (net of rental income) for the years ended December 31, 2001 and 2000 aggregated $25,736 and $286,270, respectively.

At December 31, 2001, future net minimum rental expenses are as follows:

Fiscal Year Ended December 31,

                           2002                    $    164,304
                           2003                         188,950
                           2004                         188,950
                           2005                         188,950
                           2006                         188,950
                           Thereafter                   157,460
                                                   $  1,077,564




NOTE M - COMMITMENTS AND CONTINGENCIES (Continued):

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


NOTE N - LITIGATION:

The Company instituted an action against an individual (a former shareholder) in connection with his default of two promissory notes in the amounts of $470,000 and $265,000, respectively. The individual is seeking to avoid responsibility on the notes on the grounds that he executed the notes and an agreement to relinquish his stockholdings for other amounts due without a full understanding of the possible verdict in the case the Company brought against First Union
National Bank (see Note F). The Company is of the opinion that there is no merit to the defense as full information had been provided to such individual prior to execution of the notes.


NOTE O - SUBSEQUENT EVENT:

a) In February 2002,  subsequent to the balance sheet date, the Company received
$750,000 as proceeds for the sale of 375,000 shares of the Company's common stock in a private placement offering.

b) On March 18, 2002, subsequent to the balance sheet date, the Superior Court in Pennsylvania issued its opinion in the appeal affirming the lower courts judgment of $1,779,520 compensatory damages and $13,500,000 consequential damages against the bank (see Note F). Accrued interest from the judgment date is applicable. The court ordered a new trial solely on the award of punitive damages in the amount of $40,500,000.


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

                                            Date: March 26, 2002

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

                                            By: /s/ M. Albert Nissim
                                            Name:  M. Albert Nissim
                                            Title: President and Chief
                                                     Financial Officer

                                            Date: March 26, 2002

                                            By: /s/ Richard Fried
                                            Name:  Richard Fried
                                            Title: Director

                                            Date: March 26, 2002


                                            By: /s/ Boaz Harel
                                            Name:  Boaz Harel
                                            Title: Director

                                            Date: March 26, 2002


                                            By: /s/ Tamar Lieber
                                            Name:  Tamar Lieber
                                            Title: Director

                                            Date: March 26, 2002

                                            By: /s/ Lynda Davey
                                            Name: Lynda Davey
                                            Title: Director

                                            Date: March 26, 2002


                                            By: /s/ Joseph Samuels
                                            Name: Joseph Samuels
                                            Title: Director

                                            Date: March 26, 2002