Form 10QSB
period 2002-03-31
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 2002-05-17
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

         There were 3,778,663 shares of the registrant's common stock outstanding as of March 31, 2002.



                                              PIONEER COMMERCIAL FUNDING CORP.


                                                   - FORM 10QSB - INDEX -



                                                                                                                 Page(s)
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements:

               Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001                                     1

               Statements of Operations for the Quarters Ended March 31, 2002
               and 2001 (unaudited)                                                                                   2

               Statements of Comprehensive Income (Loss) for the Quarters Ended
               March 31, 2002 and 2001 (unaudited)                                                                    3

               Statements of Cash Flows for the Quarters Ended March 31, 2002
               and 2001 (unaudited)                                                                                   4

               Notes to Financial Statements (unaudited)                                                             5 - 7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                                         8 - 9

PART II        Other Information:

               Exhibits and Reports on Form 8-K                                                                      10

               SIGNATURES                                                                                            11







PART I. Financial Information
Item 1. Financial Statements

                                              PIONEER COMMERCIAL FUNDING CORP.
                                                       BALANCE SHEETS

                                                         - ASSETS -


                                              PIONEER COMMERCIAL FUNDING CORP.
                                                       BALANCE SHEETS

                                                         - ASSETS -


                                                                                             March 31,          December 31,
                                                                                                2002                2001
                                                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                           $        651,945     $       38,124
     Receivable for loans shipped                                                               1,716,969          1,716,969
     Notes receivable-current portion                                                             157,879            150,504
     Prepaid and other current assets                                                              40,856             66,057

TOTAL CURRENT ASSETS                                                                            2,567,649          1,971,654

OTHER ASSETS:
     Investment securities available for sale                                                     783,527            442,863
     Notes receivable - net of current portion                                                     59,399             76,244
     Other assets                                                                                  25,000             25,000
TOTAL ASSETS                                                                             $      3,435,575     $    2,515,761

                                       - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Mortgage warehouse loans payable                                                    $      3,241,010     $    3,241,010
     Accounts payable and accrued expenses                                                         85,334             68,134
     Accrued interest and fees                                                                    706,840            623,433
     Deferred loan fees                                                                            29,000             29,000
     Deferred legal fees                                                                           65,395             65,395
     Subordinated debt                                                                          1,000,000          1,000,000

TOTAL CURRENT LIABILITIES                                                                       5,127,579          5,026,972

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - $.01 par value;  authorized  20,000,000 shares;  3,778,663 and  3,403,663  shares  issued and  outstanding,  at March 31,  2002 and
      December 31, 2001, respectively                                                              37,787             34,037
     Additional paid-in capital                                                                17,393,770         16,647,520
     Accumulated deficit                                                                      (19,206,343)       (18,934,886)
     Accumulated other comprehensive income (loss)                                                 82,782           (257,882)

TOTAL STOCKHOLDERS'EQUITY (DEFICIT)                                                           (1,692,004)        (2,511,211)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $      3,435,575     $    2,515,761

The accompanying notes are an integral part of these financial statements.

                                              PIONEER COMMERCIAL FUNDING CORP.
                                                  STATEMENTS OF OPERATIONS
                                              FOR THE THREE MONTH PERIODS ENDED
                                                   MARCH 31, 2002 AND 2001
                                                         (Unaudited)

                                                                                                 2002              2001
INCOME:
     Interest income                                                                       $         7,704   $        31,935
     Processing fees                                                                                    -             5,850

TOTAL INCOME                                                                                         7,704            37,785

INTEREST
     Interest expense - warehouse and lines of credit                                               95,907           119,023

TOTAL INTEREST                                                                                      95,907           119,023

NET LOSS BEFORE OPERATING COSTS                                                                    (88,203)          (81,238)

     Loan loss (recovery) and other provision                                                      (27,892)          (38,334)

                                                                                                   (60,311)          (42,904)

OTHER OPERATING EXPENSES:
     Compensation and benefits                                                                      45,056            41,000
     Professional fees                                                                             115,317           304,054
     Utilities                                                                                       1,189             2,171
     Rent                                                                                            6,750            12,189
     Other                                                                                          42,757            58,286

TOTAL OTHER OPERATING EXPENSES                                                                     211,069           417,700

LOSS FROM OPERATIONS                                                                              (271,380)         (460,604)

OTHER INCOME (EXPENSE):
     Interest income - other                                                                         1,050             9,668
     Loss from sale of securities                                                                       -           (10,425)

TOTAL OTHER INCOME (EXPENSE)                                                                         1,050              (757)

LOSS BEFORE PROVISION FOR TAXES                                                                   (270,330)         (461,361)

     Provision for taxes                                                                             1,127             1,007

NET LOSS                                                                                   $      (271,457)  $      (462,368)


BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK                                           $         (.08)   $         (.14)


WEIGHTED AVERAGE NUMBER OF SHARES                                                                3,591,163         3,403,663

The accompanying notes are an integral part of these finiancial statements.



                                              PIONEER COMMERCIAL FUNDING CORP.
                                          STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                              FOR THE THREE MONTH PERIODS ENDED
                                                   MARCH 31, 2002 AND 2001
                                                         (Unaudited)


                                                                                                        2002                2001

NET LOSS                                                                                            $     (271,457)      $(462,368)

     Change in unrealized gain on investment in securities available for sale                              340,664           6,750

COMPREHENSIVE NET INCOME (LOSS)                                                                     $       69,207       $(455,618)

The accompanying notes are an integral part of these financial statements.

                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                                                                      2002               2001
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                  $      (271,457)    $      (462,368)
     Adjustments to reconcile net loss to net cash (used in) operating activities:
        Loss from sale of securities                                                                        -               10,425
        Loan loss provision (credit)                                                                   (27,892)            (38,334)
     Changes in assets and liabilities:
        Decrease in mortgage warehouse loans receivable                                                 27,892              41,902
        (Increase) in accrued interest receivable                                                           -               (6,900)
        Decrease in prepaid expenses                                                                    25,201              12,769
        Decrease in notes receivable                                                                     9,470                  -
        (Increase) in other assets                                                                          -                  (39)
        Increase in accrued interest payable                                                            83,407             119,023
        Increase in accounts payable and accrued expenses                                               17,200             112,366
          Net cash (used in) operating activities                                                     (136,179)           (211,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of securities                                                                   -                8,325
          Net cash provided by investing activities                                                         -                8,325

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                            750,000                  -
          Net cash provided by financing activities                                                    750,000                  -

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   613,821            (202,831)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                                                38,124             738,937

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                             $       651,945     $       536,106

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                                             $        12,500     $            -
     Income taxes paid                                                                         $         1,127     $         1,007

NONCASH ACTIVITIES:
     During the three month  period  ended  March 31,  2001,  the  Company  entered  into an  agreement  with a customer to convert warehouse loans,  accrued interest and fees receivable in the aggregate amount of $494,496 into 164,832  restricted  shares of the customer's capital stock.

The accompanying notes are an integral part of these financial statements.


                        PIONEER COMMERCIAL FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


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

Basis of Presentation:

In the opinion of management, the accompanying March 31, 2002 unaudited interim financial statements for the Company, contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 2002 and December 31, 2001 (audited), and the results of operations, comprehensive income (loss) and cash flows for the three month periods ended March 31, 2002 and 2001. The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

The accompanying unaudited interim financial statements, have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's December 31, 2001 audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001 included in the Company's filing on March 26, 2002 with the SEC on Form 10-KSB.

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

As a result of severe losses incurred due to the burden of carrying $1,716,969 in non-producing receivables for loans shipped (see Note C) since 1997, the related strain on the Company's relationship with its lender, and to a lesser extent secondary market changes, credit lines to the Company were reduced. The Company saw no prospects of operating at a profit without increased lines of credit and such additional lines were no longer available, causing the Company to exit the mortgage warehouse banking business. Accordingly, after stockholder approval, operational assets of the Company were sold.

For the quarter ended March 31, 2002, no new loans were funded.

                        PIONEER COMMERCIAL FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Basis of Presentation (Continued):

At present, no new loans are being funded and every effort is being made to reduce bank indebtedness by selling loans in the Company's possession and by collecting outstanding receivables.


NOTE B - GOING CONCERN UNCERTAINTY:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company is winding down its mortgage warehouse lending business, has sustained substantial operating losses over the last several years and has used substantial amounts of working capital in its operations. Management of the Company determined that the Company did not meet the revenue objectives for its mortgage warehouse lending business and did not expect the Company to be able to meet these objectives in the foreseeable future. The Company therefore decided to sell all its operating assets and will explore other business opportunities.

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


NOTE C - RECEIVABLE FOR LOANS SHIPPED:

During October 1997, the Company warehoused $1.7 million in mortgages for a customer who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor miswired the funds to the conduit's bank, Corestates Bank, N.A. The conduit's bank refused to return the funds. The Company began taking actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Bank One Texas, N.A. ("Bank One"), joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. In June 2000, the Company received a check in the amount of $219,828 which represented payment for a settlement reached with Norwest Funding, Inc. After trial, on December 4, 2000 a judgment was entered (a) against the bank and in favor of the Company as follows: compensatory damages in the amount of $1,779,520 plus interest of $78,854, consequential damages in the amount of $13,500,000, punitive damages in the amount of $40,500,000, for a total of $55,858,374 and (b) in favor of the Company against American Financial Mortgage Corp. and Thomas F. Flatley as follows: compensatory damages on the contract and conversion in the amount of $1,779,520 plus interest of $890,443 on the contract claims, attorney's fees in the amount of $1,200,000, for a total of $3,869,963. In November 2001, the Company settled its litigation against Thomas
F. Flatley for $1,000,000. This amount was recorded as other income in the statement of operations. The other defendants have appealed the judgment. No assurance can be given as to the ultimate outcome of this litigation. The Company has only reflected the original $1.7 million receivable on its balance sheet. On March 18, 2002, the Superior Court in Pennsylvania issued its opinion in the appeal affirming the lower courts judgment of $1,779,520 compensatory damages and $13,500,000 consequential damages against the bank. Accrued interest from the judgment date is applicable. The court ordered a new trial solely on the award of punitive damages in the amount of $40,500,000. The defendants have appealed the court's decision.

                        PIONEER COMMERCIAL FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


NOTE D - STOCKHOLDERS' EQUITY:

In February 2002, the Company received $750,000 as proceeds for the sale of 375,000 shares of the Company's common stock from a private placement offering. In addition, the Company issued warrants to purchase 18,750 shares of common stock at a exercise price of $2.25 per share to the holders of the 375,000 shares. These warrants expire on February 1, 2005.

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

As a result of the sale, the Company no longer has any continuing business operation other than winding up of its operations and its collection of the Judgment (see Note C - Notes to Financial Statements). The Company is not seeking to engage in other business ventures until such time as the Litigation has been fully resolved. In any event, at such time as the Company proceeds in seeking to engage in other business ventures, there can be no assurance as to when, or if, an economically viable business can be acquired or continued successfully.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Estimates are used for, but not limited to, the valuation allowances for (1) estimated losses on the disposition of stale loans and uncollectible interest and fees and (2) deferred income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Three month Period Ended March 31, 2002 Compared with the Three month Period Ended March 30, 2001:

Revenues. During the three month period ended March 31, 2002 revenues decreased to $7,704 from $37,785 for the three month period ended March 31, 2001. Such decreases in revenues were due to no new loans being funded and less interest being received from outstanding loans.

Direct Costs. During the three month periods ended March 31, 2002 and 2001, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $95,907 and $119,023, respectively. The decrease in interest expense was due to a decrease in the rate of interest charged by the Company's bank.

Other Operating Expenses. The Company's other operating expenses of $211,069 during the three month period ended March 31, 2002 consisted primarily of salary and benefits of $45,056, accounting and legal fees of $115,317, and rent of $6,750. The Company's operating expenses of $417,700 during the three month period ended March 31, 2001 consisted primarily of salaries and benefits of $41,000, legal and accounting fees of $304,054, and rent of $12,189.

Net Loss. During the three month periods ended March 31, 2002 and 2001 the Company incurred net losses of $271,457 and $462,368, respectively, primarily due to the Company's decision to exit the mortgage business and legal expenses incurred from its ongoing litigation.


Liquidity and Capital Resources. At March 31, 2002, the Company had cash of $651,945, a working capital deficit of $2,559,930 and a current ratio of 0.5 to
1. At the Company's year end of December 31, 2001, it reflected cash of $38,124, a working capital deficit of $3,055,318 and a current ratio of 0.39 to 1.

Cash Flow. During the three months ended March 31, 2002, the Company provided cash of $613,821, primarily as a result of proceeds from the issuance of 375,000 shares of the Company's common stock in a private placement offering. During the three months ended March 31, 2001, the Company used cash of $202,831, primarily as a result of providing for operating expenses.

The Company believes that its cash position will be sufficient to meet its financing requirements for the next twelve months, during the time of winding down current operations.

Other. This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," "intend" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. The Company no longer has any continuing operations other than winding up of its operations and is not seeking to engage in other business ventures until such time as the litigation described in Note C is ended. Furthermore, there can be no assurance that the Company will be able to enforce the judgment against the defendant.

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K

 (a)   Exhibits

        None

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter for which this report has been filed.

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pioneer Commercial Funding Corp.


                                       By: M. Albert Nissim
                                        President, Principal Accounting Officer

Dated:  May 17, 2002