Form 10QSB
period 2002-06-30
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 2002-08-13
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

         There were 3,778,663 shares of the registrant's common stock outstanding as of June 30, 2002.


                                              PIONEER COMMERCIAL FUNDING CORP.


                                                   - FORM 10-QSB - INDEX -



                                                                                                                 Page(s)
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements:

               Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001                                      1

               Statements of Operations for the Three and Six Month Periods Ended
               June 30, 2002 and 2001 (unaudited)                                                                     2

               Statements of Comprehensive Income (Loss) for the Three and Six
               Month Periods Ended June 30, 2002 and 2001 (unaudited)                                                 3

               Statements of Cash Flows for the Three and Six Month Periods Ended
               June 30, 2002 and 2001 (unaudited)                                                                     4

               Notes to Financial Statements (unaudited)                                                             5 - 7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                                         8 - 9

PART II        Other Information:

               Exhibits and Reports on Form 8-K                                                                      10

               SIGNATURES                                                                                            11






PART I. Financial Information
Item 1. Financial Statements
                        PIONEER COMMERCIAL FUNDING CORP.
                                 BALANCE SHEETS

                                   - ASSETS -




                                                                                              June 30,            December 31,
                                                                                                2002                  2001
                                                                                             (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                           $        486,978      $       38,124
     Receivable for loans shipped                                                               1,716,969           1,716,969
     Notes receivable - current portion                                                            76,357             150,504
     Prepaid and other current assets                                                              25,517              66,057

TOTAL CURRENT ASSETS                                                                            2,305,821           1,971,654

OTHER ASSETS:
     Investment securities available for sale                                                     526,965             442,863
     Notes receivable - net of current portion                                                     39,248              76,244
     Other assets                                                                                  25,000              25,000
TOTAL ASSETS                                                                             $      2,897,034      $    2,515,761

                                        - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Mortgage warehouse loans payable                                                    $      3,241,010      $    3,241,010
     Accounts payable and accrued expenses                                                         58,832              68,134
     Accrued interest and fees                                                                    803,525             623,433
     Deferred loan fees                                                                            29,000              29,000
     Deferred legal fees                                                                           65,395              65,395
     Subordinated debt                                                                          1,000,000           1,000,000

TOTAL CURRENT LIABILITIES                                                                       5,197,762           5,026,972

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - $.01 par value; authorized 20,000,000 shares; 3,778,663 and
      3,403,663 shares issued and outstanding, at June 30, 2002 and
      December 31, 2001, respectively                                                              37,787              34,037
     Additional paid-in capital                                                                17,393,770          16,647,520
     Accumulated deficit                                                                      (19,558,505)        (18,934,886)
     Accumulated other comprehensive income (loss)                                               (173,780)           (257,882)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                           (2,300,728)         (2,511,211)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $      2,897,034      $    2,515,761





                        PIONEER COMMERCIAL FUNDING CORP.
-----------------------------------------------------------------------------------------------------------------------------
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)



                                                                  Three Months Ended June 30            Six Months Ended June 30
                                                                   2002               2001                2002              2001
Income:
  Interest income                                             $         4,560  $         19,978     $      12,264       $    51,913
  Processing fees                                                          -                 -                 -              5,850
    Total Income                                                        4,560            19,978            12,264            57,763

Interest and Fee Costs:
  Interest expense-warehouse and lines of credit                       96,685           117,953           192,592           236,976

Net Interest and Fee Loss                                             (92,125)          (97,975)         (180,328)         (179,213)

  Loan loss (provision) recovery                                      (79,214)          221,642           (51,322)          259,976
                                                                     (171,339)          123,667          (231,650)           80,763
Other Operating Expenses:
  Compensation and benefits                                            42,039            41,000            87,095            82,000
  Professional fees                                                    92,662           357,777           207,979           661,831
  Utilities                                                             4,526             2,560             5,715             4,731
  Rent                                                                  9,413                -             16,163            12,189
  Other                                                                34,062            35,929            76,819            94,215
    Total Other Operating Expenses                                    182,702           437,266           393,771           854,966

    (Loss) from operations                                           (354,041)         (313,599)         (625,421)         (774,203)
Other Income (Expense):
  Interest income - other                                               1,879             2,721             2,929            12,389
  Loss from sale of securities                                             -                 -                 -            (10,425)
    Total Other Income                                                  1,879             2,721             2,929             1,964

Loss Before Provision for Taxes                                      (352,162)         (310,878)         (622,492)         (772,239)
  Provision (credit) for taxes                                             -                 27             1,127             1,034
    Net Loss                                                  $      (352,162) $       (310,905)    $    (623,619)      $  (773,273)

Basic and Diluted Loss
    Per Share of Common Stock                                 $       (0.09)   $        (0.09)      $       (0.17)      $     (0.23)

Weighted Average Number of Shares                                   3,778,663         3,403,663         3,684,913         3,403,663



                        PIONEER COMMERCIAL FUNDING CORP.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                                        Three Months Ended June 30         Six Months Ended June 30
                                                                          2002             2001              2002              2001

NET LOSS                                                              $  (352,162)    $  (310,905)     $     (623,619)   $ (773,273)

     Change in unrealized gain (loss) on investment in securities
       available for sale                                                (256,562)        (52,313)             84,102       (45,563)

COMPREHENSIVE NET LOSS                                                $  (608,724)    $  (363,218)     $     (539,517)   $ (818,836)



                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                                                                       2002                 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                      $     (623,619)    $  (773,273)
     Adjustments to reconcile net loss to net cash (used in) operating activities:
        Loss from sale of securities                                                               -                       10,425
        Loan loss reserve (recovery)                                                               51,322                (197,458)
     Changes in assets and liabilities:
        Decrease in mortgage warehouse loans receivable                                            31,418                  44,084
        (Increase) in accrued interest receivable                                                  -                       (6,900)
        Decrease in prepaid expenses                                                               40,540                  11,768
        Decrease in notes receivable                                                               28,403                  10,154
        (Increase) in other assets                                                                 -                       (2,900)
        Increase in accrued interest payable                                                      180,092                 236,976
        (Decrease) increase in accounts payable and accrued expenses                               (9,302)                211,295
          Net cash (used in) operating activities                                                (301,146)               (455,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of securities                                                              -                   8,325
          Net cash provided by investing activities                                                    -                   8,325

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in borrowings                                                                        -                 (20,000)
     Proceeds from issuance of common stock                                                        750,000                  -
          Net cash provided by (used in) financing activities                                      750,000               (20,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               448,854              (467,504)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                                            38,124               738,937

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                          $      486,978     $         271,433

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                                          $       12,500     $            -
     Income taxes paid                                                                      $        1,127     $           1,034

NONCASH FINANCING ACTIVITIES:
     Conversion of mortgage loans and interest receivable to note receivable                $           -      $         185,000



                        PIONEER COMMERCIAL FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Pioneer Commercial Funding Corp. (the Company) was a mortgage warehouse lender providing short-term financing to mortgage bankers who needed to hold the mortgage loans they originated pending the nonrecourse sale of such loans to institutional investors in the secondary mortgage market. The Company is in the process of winding down its current operations.

Basis of Presentation:

In the opinion of management, the accompanying June 30, 2002 unaudited interim financial statements for the Company, contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30, 2002 and December 31, 2001 (audited), and the results of operations, comprehensive income (loss) and cash flows for the three and six months ended
June 30, 2002 and 2001. The results of operations for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

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

For the three and six month periods ended June 30, 2002, no new loans were funded.





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


NOTE C - RECEIVABLE FOR LOANS SHIPPED:

During October 1997, the Company warehoused $1.7 million in mortgages for a customer who used a third party conduit, American Financial Mortgage
Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank. The investor miswired the funds to the conduit's bank, Corestates Bank, N.A. The conduit's bank refused to return the funds. The Company began taking actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Bank One Texas, N.A. ("Bank One"), joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional $2 million guarantee from the customer's primary shareholder. In June 2000, the Company received a check in the amount of $219,828 which represented payment for a settlement reached with Norwest
Funding, Inc. After trial, on December 4, 2000, a judgment was entered (a) against the bank and in favor of the Company as follows: compensatory damages in the amount of $1,779,520 plus interest of $78,854, consequential damages in the amount of $13,500,000, punitive damages in the amount of $40,500,000, for a total of $55,858,374 and (b) in favor of the Company against American Financial
Mortgage Corp. and Thomas F. Flatley as follows: compensatory damages on the contract and conversion in the amount of $1,779,520 plus interest of $890,443 on the contract claims, attorney's fees in the amount of $1,200,000, for a total of $3,869,963. In November 2001, the Company settled its litigation against Thomas
F. Flatley for $1,000,000. This amount was recorded as other income in the statement of operations. The other defendants have appealed the judgment. No assurance can be given as to the ultimate outcome of this litigation. The
Company has only reflected the original $1.7 million receivable on its balance sheet. On March 18, 2002, the Superior Court in Pennsylvania issued its opinion in the appeal affirming the lower courts judgment of $1,779,520 compensatory damages and $13,500,000 consequential damages against the bank. Accrued interest from the judgment date is applicable. The court ordered a new trial solely on the award of punitive damages in the amount of $40,500,000. The defendants have appealed the court's decision. The appeals court refused to re-hear the matter and the defendants have appealed to the Supreme Court of Pennsylvania.





NOTE D - STOCKHOLDERS' EQUITY:

In February 2002, the Company received $750,000 as proceeds for the sale of 375,000 shares of the Company's common stock from a private placement offering.
In addition, the Company issued warrants to purchase 18,750 shares of common stock at an exercise price of $2.25 per share to the holders of the 375,000 shares. These warrants expire on February 1, 2005.








Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pioneer Commercial Funding Corp. (the Company) was a mortgage warehouse lender providing short-term financing to mortgage bankers who needed to hold the mortgage loans they originated pending the nonrecourse sale of such loans to institutional investors in the secondary mortgage market. The Company is in the process of winding down these operations, and is exploring new business opportunities.

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

Results of Operations

Six Month Period Ended June 30, 2002 Compared With The Six Month Period Ended
June 30, 2001.

Revenues. During the six month period ended June 30, 2002, revenues decreased to $12,264. Revenue for the six month period ended June 30, 2001 was $57,763. Such decreases in revenue were due to no new loans being funded during the latter period.





Direct Costs. During the six month periods ended June 30, 2002 and 2001, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $192,592 and $236,976, respectively. The decrease in interest and bank fees was due to a decrease in the use of the Company's bank facility engendered by the above-described decrease in credit limit.

Other Operating Expenses. The Company's other operating expenses of $393,771 during the six month period ended June 30, 2002 consists primarily of salary and benefits of $87,095, accounting and legal fees of $207,979, and rent of $16,163.
The Company's other operating expenses of $854,966 during the six month period ended June 30, 2001 consisted primarily of salary and benefits of $82,000, accounting and legal fees of $661,831 and rent of $12,189.

Net Loss. During the six month periods ended June 30, 2002 and 2001, the Company incurred net losses of $623,619 and $773,273, respectively primarily due to the Company's decision to exit the mortgage business and legal costs incurred in litigation.


Three Month Period Ended June 30, 2002 Compared With The Three Month Period
Ended June 30, 2001.

Revenues. During the three month period ended June 30, 2002, revenues decreased to $4,560 from $19,978 for the three month period ended June 30, 2001. Such decreases in revenues were due to no new loans being funded during the latter period.

Direct Costs. During the three month periods ended June 30, 2002 and 2001, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $96,685 and $117,953, respectively. The decrease in interest expense and bank fees was due to a decrease in the use of the Company's bank credit facility engendered by the above-described decrease in credit limit.

Other Operating Expenses. The Company's other operating expenses of $182,702 during the three month period ended June 30, 2002 consisted primarily of salary and benefits of $42,039, and accounting and legal fees of $92,662. The Company's operating expenses of $437,266 during the three month period ended June 30, 2001 consisted primarily of salaries and benefits of $41,000 and legal and accounting fees of $357,777.

Net Loss. During the three month period ended June 30, 2002 and 2001 the Company incurred net losses of $352,162 and $310,905, respectively primarily due to the Company's decision to exit the mortgage business and legal costs incurred in litigation.

Liquidity and Capital Resources. At June 30, 2002, the Company had cash of
$486,978, a working capital deficit of $2,891,941 and a current ratio of 0.44 to
1. At the Company's year end of December 31, 2001, it reflected cash of $38,124, a working capital deficit of $3,055,318 and a current ratio of 0.39 to 1.

Cash Flow. During the six months ended June 30, 2002, the Company provided cash of $448,854, primarily as a result of proceeds from the issuance of 375,000 shares of the Company's common stock in a private placement offering. During the six months ended June 30, 2001, the Company used cash of $467,504, primarily as a result of providing for operating expenses.

The Company believes that its cash position plus the expected financial support of one of its principal shareholders, will be sufficient to meet its financing requirements for the next twelve months.






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

                                                          Pioneer Commercial Funding Corp.


                                                     By:   /s/ M. Albert Nissim
                                                               M. Albert Nissim
                                                              President, Principal Accounting Officer

Dated August 13, 2002

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SABRANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Pioneer Commercial Funding Corp. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the dat4 hereof (the "Report"), I Matthew Albert Nissim, Chief Executive Officer of the company, certify, pursuant to 18 U.S.C. Section 1350 (including subsections (a)(b) and (c) thereof), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 13, 2002
                                                        /s/ M. Albert Nissim
                                                      _______________________
                                                     M. Albert Nissim
                                                     Chief Executive Officer
                                                     Chief Financial Officer