Form 10QSB
period 2002-09-30
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 2002-11-12
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

There were 3,778,663 shares of the registrant's common stock outstanding as of September 30, 2002.

                        PIONEER COMMERCIAL FUNDING CORP.


                             - FORM 10-QSB - INDEX -



                                                                                   Page(s)
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

         Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001       1.

         Statements of Operations for the Three and Nine Month Periods Ended
            September 30, 2002 and 2001 (unaudited)                                   2.

         Statements of Comprehensive Income (Loss) for the Three and Nine
            Month Periods Ended September 30, 2002 and 2001 (unaudited)               3.

         Statements of Cash Flows for the Nine Month Periods Ended
            September 30, 2002 and 2001 (unaudited)                                    4.

         Notes to Financial Statements (unaudited)                                     5. - 7.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                              8. - 10.

Item 3.  Controls and Procedures                                                       10.

PART II  Other Information:

               Exhibits and Reports on Form 8-K                                        11.

               SIGNATURES                                                              12.

               CERTIFICATIONS                                                          13. - 14.

The accompanying notes are an integral part of these financial statements.


PART I. Financial Information
Item 1. Financial Statements

                                                   PIONEER COMMERCIAL FUNDING CORP.
                                                            BALANCE SHEETS

                                                              - ASSETS -


                                                                                        September 30, 2002    December 31, 2001
                                                                                           (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                         $        325,680       $       38,124
     Receivable for loans shipped                                                             1,716,969            1,716,969
     Notes receivable - current portion                                                          77,595              150,504
     Prepaid and other current assets                                                            39,047               66,057

TOTAL CURRENT ASSETS                                                                          2,159,291            1,971,654

OTHER ASSETS:
     Investment securities available for sale                                                   565,289              442,863
     Notes receivable - net of current portion                                                   18,771               76,244
     Other assets                                                                                25,000               25,000
TOTAL ASSETS                                                                           $      2,768,351       $    2,515,761

                                       - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Mortgage warehouse loans payable                                                  $      3,241,010       $    3,241,010
     Accounts payable and accrued expenses                                                       38,886               68,134
     Accrued interest and fees                                                                  900,997              623,433
     Deferred loan fees                                                                          29,000               29,000
     Deferred legal fees                                                                         65,395               65,395
     Subordinated debt                                                                        1,000,000            1,000,000

TOTAL CURRENT LIABILITIES                                                                     5,275,288            5,026,972

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - $.01 par value; authorized 20,000,000 shares;  3,778,663 and 3,403,663  shares issued and outstanding at September 30, 2002 and
      December 31, 2001, respectively                                                            37,787               34,037
     Additional paid-in capital                                                              17,393,770           16,647,520
     Accumulated deficit                                                                    (19,803,038)         (18,934,886)
     Accumulated other comprehensive income (loss)                                             (135,456)            (257,882)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                         (2,506,937)          (2,511,211)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $      2,768,351       $    2,515,761

                                                   PIONEER COMMERCIAL FUNDING CORP.
                                                       STATEMENTS OF OPERATIONS
                                                              (Unaudited)



                                                            Three Months Ended September 30,         Nine Months Ended September 30,
                                                                2002               2001                2002                    2001
INCOME:
Interest income                                            $       4,660    $      14,172        $      16,924        $      66,085
Processing fees                                                       -                -                    -                 5,850
    Total Income                                                   4,660           14,172               16,924               71,935
Interest and Fee Costs:
Interest expense-warehouse and lines of credit                    97,473          112,507              290,065              349,483
Bank charges and facility fees                                        -               159                   -                   159
    Total Interest and Fee Costs                                  97,473          112,666              290,065              349,642
Net Interest and Fee Income (Loss)                               (92,813)         (98,494)            (273,141)            (277,707)
Loan loss (provision) recovery                                     2,782          164,823              (48,540)             424,799
                                                                 (90,031)          66,329             (321,681)             147,092
Other Operating Expenses:
Compensation and benefits                                         23,273           41,000              110,368              123,000
Professional fees                                                 70,102          145,306              278,081              807,137
Utilities                                                          2,582              789                8,297                5,520
Rent                                                               7,900            1,180               24,063               13,369
Other                                                             52,000           53,942              128,819              148,157
    Total Other Operating Expenses                               155,857          242,217              549,628            1,097,183
    LOSS FROM OPERATIONS                                        (245,888)        (175,888)            (871,309)            (950,091)
Other income (expense):
Interest income - other                                            1,355              805                4,284               13,194
Loss from sale of securities                                          -                -                    -               (10,425)
    Total Other Income (Expense)                                   1,355              805                4,284                2,769
    Loss Before Taxes Based on Income                           (244,533)        (175,083)            (867,025)            (947,322)
Provision (credit) for taxes                                          -              (132)               1,127                  902
    NET LOSS                                               $    (244,533)   $    (174,951)       $    (868,152)       $    (948,224)

Basic and Diluted Loss
    Per Share of Common Stock                              $       (0.06)   $       (0.05)       $       (0.23)       $       (0.28)

Weighted Average Number of Shares                              3,778,663        3,403,663            3,716,163            3,403,663


                                                   PIONEER COMMERCIAL FUNDING CORP.
                                               STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                              (Unaudited)


                                                                            Three Months Ended                   Nine Months Ended
                                                                               September 30,           ---------------------------
                                                                                                                   September 30,
                                                                          2002             2001             2002               2001

NET LOSS                                                             $  (244,533) $      (174,951)       (868,152)       $ (948,224)

     Change in  unrealized  gain (loss) on investment in securities
     available for sale                                                   38,324          (24,131)        122,426           (69,694)

COMPREHENSIVE NET LOSS                                               $  (206,209) $      (199,082) $     (745,726)   $   (1,017,918)


                                                   PIONEER COMMERCIAL FUNDING CORP.
                                                       STATEMENTS OF CASH FLOWS
                                                              (Unaudited)


                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                       2002                 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                      $     (868,152)     $(948,224)
     Adjustments to reconcile net loss to net cash (used in) operating activities:
        Loss from sale of securities                                                                           -          10,425
        Loan loss reserve (recovery)                                                                       82,740        (92,721)
     Changes in assets and liabilities:
        Decrease in mortgage warehouse loans receivable                                                        -          44,084
        (Increase) in accrued interest receivable                                                              -          (6,900)
        Decrease (increase) in prepaid expenses                                                            27,010        (25,966)
        Decrease in notes receivable                                                                       47,642         28,432
        Decrease in other assets                                                                               -           4,375
        Increase in accrued interest payable                                                              277,564        349,483
        (Decrease) increase in accounts payable and accrued expenses                                      (29,248)       199,343
          Net cash (used in) operating activities                                                        (462,444)      (437,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of securities                                                                      -           8,325
          Net cash provided by investing activities                                                            -           8,325

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in borrowings used in operations, net of issuance costs                                  -            (232,297)
     Proceeds from sale of stock                                                                          750,000             -
          Net cash provided by (used in) financing activities                                             750,000       (232,297)

NET INCREASE (DECREASE) IN CASH                                                                           287,556       (661,641)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                                                   38,124        738,937

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                                 $      325,680      $  77,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                                                 $           -       $      -
     Income taxes paid                                                                             $        1,127      $    902

NONCASH FINANCING ACTIVITIES:
     Conversion of mortgage loans receivable to notes receivable                                   $           -       $ 185,000


                        PIONEER COMMERCIAL FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


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

Basis of Presentation:

In the opinion of management, the accompanying September 30, 2002 unaudited interim financial statements for the Company, contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of September 30, 2002 and December 31, 2001 (audited), and the results of operations, comprehensive income (loss) and cash flows for the three and nine months ended September 30, 2002 and 2001. The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

The accompanying unaudited interim financial statements, have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes required to be in conformity with accounting principles generally accepted in the United States of America. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's December 31, 2001 audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001 included in the Company's filing on March 26, 2002 with the SEC on Form 10-KSB.

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

For the three and nine month periods ended September 30, 2002, no new loans were funded.

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


NOTE E - OPTIONS:

During the quarter ended September 30, 2002, the Company granted 196,500 options to various corporate officers and board members. All options are fully vested, have an exercise price of $2.00 per share and expire 3 years from their effective date which was September 4, 2002.

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

As a result of the sale, the Company no longer has any continuing business operations other than winding up of its operations and its collection of the Judgment (see Note C - Notes to Financial Statements). The Company is not seeking to engage in other business ventures until such time as the Litigation has been fully resolved. In any event, at such time as the Company proceeds in seeking to engage in other business ventures, there can be no assurance as to when, or if, an economically viable business can be acquired or continued successfully.

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

Results of Operations

Nine Month Period Ended September 30, 2002 Compared With The Nine Month Period Ended September 30, 2001.

Revenues. During the nine month period ended September 30, 2002, revenues decreased to $16,924. Revenue for the nine month period ended September 30, 2001 was $71,935. Such decreases in revenue were due to no new loans being funded during the latter period.

Direct Costs. During the nine month periods ended September 30, 2002 and 2001, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $290,065 and $349,642, respectively. The decrease in interest and bank fees was due to the decrease in the bank's prime rate of interest during the current period.

Other Operating Expenses. The Company's other operating expenses of $549,628 during the nine month period ended September 30, 2002 consists primarily of salary and benefits of $110,368 and accounting and legal fees of $278,081. The Company's other operating expenses of $1,097,183 during the nine month period ended September 30, 2001 consisted primarily of salary and benefits of $123,000 and accounting and legal fees of $807,137.

Net Loss. During the nine month periods ended September 30, 2002 and 2001, the Company incurred net losses of $868,152 and $948,224, respectively, primarily due to the Company's decision to exit the mortgage business and legal costs incurred in litigation.

Three Month Period Ended September 30, 2002 Compared With The Three Month Period Ended September 30, 2001.

Revenues. During the three month period ended September 30, 2002, revenues decreased to $4,660 from $14,172 for the three month period ended September 30, 2001. Such decreases in revenues were due to no new loans being funded during the latter period.

Direct Costs. During the three month periods ended September 30, 2002 and 2001, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $97,473 and $112,666, respectively. The decrease in interest expense and bank fees was due to the decrease in the bank's prime rate of interest during the current period.

Other Operating Expenses. The Company's other operating expenses of $155,857 during the three month period ended September 30, 2002 consisted primarily of salary and benefits of $23,273 and accounting and legal fees of $70,102. The Company's operating expenses of $242,217 during the three month period ended September 30, 2001 consisted primarily of salaries and benefits of $41,000 and legal and accounting fees of $145,306.

Net Loss. During the three month period ended September 30, 2002 and 2001 the Company incurred net losses of $244,533 and $174,951, respectively primarily due to the Company's decision to exit the mortgage business and legal costs incurred in litigation.

Liquidity and Capital Resources. At September 30, 2002, the Company had cash of $325,680, a working capital deficit of $3,115,997 and a current ratio of 0.41 to
1. At the Company's year end of December 31, 2001, it reflected cash of $38,124, a working capital deficit of $3,055,318 and a current ratio of 0.39 to 1.

Cash Flow. During the nine months ended September 30, 2002, the Company provided cash of $287,556, primarily as a result of proceeds from the issuance of 375,000 shares of its common stock in a private placement offering. During the nine months ended September 30, 2001, the Company used cash of $661,641, primarily as a result of providing for operating expenses.

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

Item 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934.

Rule 13a - 14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

(b) Changes in internal control.

        Not applicable.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

 99.1 Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter for which this report has been filed.

In accordance with the requirements of Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Pioneer Commercial Funding Corp.

                                  By: /s/ M. Albert Nissim
                                      M. Albert Nissim
                                 President, Principal Accounting Officer

Dated: November 11, 2002

                                  CERTIFICATION

The undersigned being the Chief Executive Officer and Chief Financial Officer of Pioneer Commercial Funding do hereby certify as follows:

1. That the undersigned has reviewed each annual and quarterly report and that, based on their knowledge, the reports contain no material misrepresentation or omission and the financial information and other financial information in the reports fairly present in all material respects the financial information and results of operations of the issuer,

2. That the undersigned is responsible for establishing and maintaining internal controls, that the undersigned has designed the controls to ensure that material information is made known to them, particularly during the period in which the reports are being prepared, that the undersigned has evaluated the effectiveness of the controls within the 90 days prior to the report, and have presented in the report their conclusions as to the effectiveness of the controls based on that evaluation, and

3. That the undersigned has disclosed to the auditors and audit committee that there are no significant deficiencies in the internal controls nor any fraud, to the best of their knowledge by persons with a significant role in the system of internal controls.

Dated:  November 11, 2002


                          /s/ M. Albert Nissim
                          By: M. Albert Nissim
                          Chief Executive Officer
                          Chief Financial Officer

The Pioneer Commercial Funding Corporation Certification under Section 906 of the Sarbanes/Oxley Act-Filed as an exhibit to 10-QSB for the Quarter Ended September 30, 2002

                                                             EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Commercial Funding Corp (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, M. Albert Nissim, President and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


M. Albert Nissim
President and Principal Accounting Officer
November 11, 2002