Form 10KSB
period 2002-12-31
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 2003-03-28
CIK 867713

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

              For the year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year $23,003. As of March 24, 2003, there were 4,778,663 shares of the Registrant's common stock, $.01 par value, issued and outstanding of which 1,909,825 held by non-affiliates of the Issuer. Based on the closing price for shares of common stock on that date, the aggregate market value of the common stock held by non-affiliates of the Issuer was approximately $4,201,615. For purposes of the foregoing calculation only, all directors and executive officers of the Issuers have been deemed affiliates.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes       No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. As of March 24, 2003 there were 4,778,663 shares of common stock outstanding.

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

The Company found that the comparatively high cost to it for borrowed funds and the inability to borrow enough funds to create a sufficient volume of loan transactions resulted in rates of return and total returns that were unacceptable in relation to the degree of risk inherent in lending in the secondary market.

The high cost to the Company for available borrowed money is due, in large measure, to the fact that, unlike its competitors which are, generally, banking institutions or their affiliates, it was required to borrow funds at the Prime Rate of interest rather than at LIBOR base. This difference often meant as much as a 2% difference in the borrowing rates, thereby having a significant negative effect on the margins for each loan transaction. In addition, unlike banking institutions, which could generally obtain borrowed funds at up to ten to fifteen times their capital, the Company was only able to borrow approximately six times its capital. This resulted in less funds available to make loans; therefore, the volume of transactions and the resulting revenues have been significantly lower than that which could be achieved by the Company's competitors. This problem was initially caused and continued to be significantly exacerbated by a situation which arose in October and November, 1997 in which the Company was unable to gain access to over $1.7 Million of its own funds. This matter is the subject of an ongoing litigation in the Philadelphia Court of Common Pleas, entitled Pioneer Commercial Funding Corporation and Banc One, Texas, N.A. v. American Financial Mortgage Corporation, Thomas F. Flately, Norwest Funding, Inc. and Corestates Bank, N.A. (No. 0885, April Term, 1998) in which the Company has alleged that the defendants have wrongfully diverted approximately $1.7 Million belonging to the Company, representing amounts due for loans made by the Company to a Company in the business of originating residential mortgage loans (the "Litigation"). In June 2000, the Company received a check in the amount of $219,828 which represented payment for a settlement reached with Norwest Funding, Inc. After trial, on December 4, 2000 a judgment (the "Judgment") was entered (a) against the bank and in favor of the Company as follows: compensatory damages in the amount of $1,779,520 plus interest of $78,854, consequential damages in the amount of $13,500,000, punitive damages in the amount of $40,500,000, for a total of $55,858,374 and
(b) in favor of the Company against American Financial Mortgage Corp. and Thomas
F. Flatley as follows: compensatory damages on the contract and conversion in the amount of $1,779,520 plus interest of $890,443 on the contract claims, attorney's fees in the amount of $1,200,000, for a total of $3,869,963. Although the Company reached a settlement with Thomas F. Flately, the remaining defendants appealed this verdict. In November 2001, the Company received a payment from Thomas Flatley in the amount of $1,000,000. On March 18, 2002, the Superior Court in Pennsylvania issued its opinion in the appeal affirming the lower courts judgment of $1,779,520 compensatory damages and $13,500,000 consequential damages against the bank. Accrued interest from the judgment date is applicable. The court ordered a new trial solely on the award of punitive damages in the amount of $40,500,000. Thereafter, the remaining defendants appealed the Superior Court's verdict to the Pennsylvania Supreme Court. The Supreme Court has not decided whether it will hear the appeal.

As a result of the sale, the Company no longer has any continuing business operation other than winding up of its operations and its collection of the Judgment. The Company is not seeking to engage in other business ventures until such time as the Litigation has been fully resolved. In any event, at such time as the Company proceeds in seeking to engage in other business ventures, there can be no assurance as to when, or if, an economically viable business can be acquired or continued successfully.

         Employees

At December 31, 2002 the Company employed one full-time employee. The Company believes that its relations with its employee is good.

         Item 2.  Property

The Company currently operates out of an office which it shares with an affiliate of the Company. The Company pays rent, including expenses, of approximately $3,000 per month.

         Item 3. Legal Proceedings.

As described in Item 1 above, in connection with the Litigation, the Judgment was entered against the bank in favor of the Company as follows:

Compensatory damages in the amount of $1,779,520 plus interest of $78,854 Consequential damages in the amount of $13,500,000 Punitive damages in the amount of $40,500,000 For a total of $55,858,374 and in favor of Pioneer Commercial Funding Corp. against American Financial Mortgage Corp. and Thomas F. Flatley as follows:

Compensatory damages on the contract and conversion in the amount of $1,779,520 plus interest of $890,443 on the contract claims Attorney's fees in the amount of $1,200,000 For a total of $3,869,963

Although the Company reached a settlement with Thomas F. Flately, the remaining defendants appealed the verdict. In November 2001, the Company received a payment from Thomas Flatley in the amount of $1,000,000. On March 18, 2002, the Superior Court affirmed the amount of compensatory damages and consequential damages, and ordered a new trial solely on the award of punitive damages. However, the defendants have petitioned the Pennsylvania Supreme Court to hear this matter on appeal. Until such time as the Supreme Court decides whether to hear the appeal, further collection actions are stayed.


         Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

         Item 5.    Market for Common Stock and Related Stockholder Matters.

The Common Stock issued by the Company in connection with its Initial Public Offering is listed on the Bulletin Board under the symbol "PCFC.OB". The following table sets forth below the high and low sale prices for the Common Stock for the periods indicated:

         Quarter Ended                  High                      Low

         March 30, 2001                $  5.50                $  3.00
         June 29, 2001                 $  3.25                $  1.50
         September 28, 2001            $  2.80                $  1.05
         December 31, 2001             $  2.45                $  1.60
         March 31, 2002                $  3.25                $  1.25
         June 30, 2002                 $  3.25                $  1.10
         September 30, 2002            $  2.50                $  0.85
         December 31, 2002             $  2.20                $  0.90

As of December 31, 2002, there were twenty two (22) record holders of the Common Stock.

         Dividend Policy and Restrictions on Payment of Dividends.

The Company has never paid cash dividends on its Common Stock. Furthermore, the provisions of the plan of reorganization (the "POR") pertaining to the Predecessor's emergence from bankruptcy prohibit the Company from paying any dividends to its common shareholders until the sum of $1,350,000 shall have been paid to the Predecessor's pre-bankruptcy unsecured creditors. As of December 31, 2002, no payment to the unsecured creditors has been made. Further, in accordance with the POR, the Predecessor became obligated to pay certain portions of its net income in satisfaction of said payment obligation to its pre-bankruptcy creditors. Upon consummation of the Merger, the Company became obligated, by operation of law, to comply with such payment obligation and dividend payment prohibition, among other operating restrictions. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future as it intends to retain future earnings to finance the growth of the business. The payment of future cash dividends on the Common Stock will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Board of Directors.

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

Results of Operations for Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001.

         Revenues:

The Company's revenues decreased from $84,111 for the year ended December 31, 2001 to $23,003 for the year ended December 31, 2002. This decrease is attributable to the Company's winding down its mortgage business. Processing fees decreased from $5,850 for the year ended December 31, 2001 to $0 for the year ended December 31, 2002.

         Interest and Fee Costs:

The Company's direct costs consist of interest and other charges that it pays to its revolving credit line provider. The Company's interest and fee charge for the year ended December 31, 2002 was $385,061 as compared to $449,871 for the year ended December 31, 2001. This decrease is attributable to the decrease in the interest rate during 2002.

         Loan Loss (Recovery) Provision:

The $726 loan loss provision for the year ended December 31, 2002 was due to the excess of a reserve for note receivable in the amount of $82,740 over cash receipts from loans that were written off in prior years.

The $120,297 loan loss recovery for the year ended December 31, 2001 was due to cash receipts from loans that were written off in prior years.

         Other Operating Expenses:

Other operating expenses decreased to $717,952 for the year ended December 31, 2002 from $1,473,492 for the year ended December 31, 2001. Compensation and benefits decreased from $171,328 for the year ended December 31, 2001 to $125,490 for the year ended December 31, 2002 due to a salary reduction for two employees of the Company.

Professional fees, which include accounting, legal fees and consulting, decreased to $412,421 for the year ended December 31, 2002 from $1,121,901 for the year ended December 31, 2001 primarily due to the winding down of legal costs attendant to the lawsuit, against Corestates Bank, N.A., American Financial Mortgage Corporation, Thomas F. Flatley and Norwest Funding, Inc. more fully described in Item 3.

         Net Loss:

The Company incurred a net loss of $1,076,269, for the year ended December 31, 2002 compared to net loss of $716,430 including a loan loss recovery of $120,297 for the year ended December 31, 2001. The loss for 2001 was reduced by a litigation settlement of $1,000,000 (see Note F of Notes to the Financial Statements) and a recovery of loan losses incurred in prior years instead of a loan loss provision.

         Cash Flows:

         Operating Activities:

Along with a $1,076,269 loss for the year ended December 31, 2002, the Company used $552,926 of cash from operating activities primarily because of the loss for the year reduced by an increase in accrued interest payable of $372,561. In 2001 the Company used $689,138 of cash from operating activities resulting mainly from a reduction in accounts payable and accrued expense $258,960 along with a $716,430 loss.

         Investing Activities:

         In 2001, the Company received $8,325 from the sale of securities.

         Financing Activities:

In 2002, the Company received $750,000 as proceeds from the issuance of common stock and $900,000 from common stock subscribed from two private placement offerings. In 2001, the Company used $20,000 to reduce its short term line of credit.

         Liquidity and Capital Resources:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has ceased issuing loans in its mortgage warehouse lending business, has sustained substantial operating losses over the last two years and has used substantial amounts of working capital in its operations. Management of the Company determined that the Company did not meet the revenue objectives for its mortgage warehouse lending business and did not expect the Company to be able to meet these objectives in the foreseeable future. The Company sold all its operating assets and is exploring other business opportunities.

In 2002, the Company's primary sources of capital was $750,000 from the issuance of common stock and $900,000 from common stock subscribed from two private placement offerings. Management of the Company believes that cash on hand at December 31, 2002 will allow them to continue in business for the next twelve months.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management's most difficult subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes. The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the balance sheet. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. Further, if our ultimate tax liability differs from the periodic tax provision reflected in the statements of operations, additional tax expense may be recorded.


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

                        Control by principal stockholder

     Harmony Ventures BV ("Harmony") owns approximately 46.8% of the issued and outstanding shares of Common Stock of the Company. As a result of its ownership, Harmony will have a major influence in determining the direction and policies of the Company, the election of the directors of the Company, the outcome of any other matter submitted to a vote of stockholders, and to prevent or cause a change in control of the Company.


                              Market considerations

There can be no assurance that the market price of the Common Stock will not decline.

The Company is no longer listed on the NASDAQ stock market and has withdrawn as a reporting Company under Section 12(g) of the Securities Exchange Act of 1934.

The Company is no longer listed on the NASDAQ stock market as a result of its no longer meeting NASDAQ's listing qualifications. There can be no assurance that the Company will meet NASDAQ's requirements in the future so that it may re-apply for listing, nor can there be assurance that, even if the Company does meet NASDAQ's listing requirements, the Company will be accepted by NASDAQ.

In order to conserve cash the Company has withdrawn as a reporting company under Section 12(g) of the Securities Exchange Act of 1934, with the result that the Company will no longer be required to file annual and quarterly reports with the Securities and Exchange Commission. The Company will however keep shareholders apprised of the financial condition and business of the Company from time to time as management deems necessary and appropriate. The effect of this withdrawal may affect a shareholders ability to sell his securities if there are no current financial information available.

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

         Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 9.  Directors, Executive Officers and Control Persons.

Executive Officers and Directors

         The executive officers and directors of the Company are as follows:

Name                               Age                     Position

M. Albert Nissim...                69                    Chairman, President
                                                         and Director

Boaz Harel.........                39                    Vice Chairman of
                                                         the Board and Director

David W. Sass......                67                    Secretary and Director

     M. Albert Nissim was appointed as the President of the Company in January 1997 and was elected to the Board on September 25, 1997. He has served as Secretary of ICTS International N.V. since January 1996. Mr. Nissim has also served as President of ICTS USA (1994), Inc. since January 1994 and became a director in 2002 of that company. From 1994 to 1995, he served as a Managing Director of ICTS International B.V. Mr. Nissim served as the President of Harel & Partners from 1991 to 1994. From 1990 to the present, he has been the Vice President and a director of Tuffy Associates Corp., an automotive repair franchise company affiliated with Mr. Ezra Harel, the brother of Boaz Harel. Mr. Nissim was a Co-Managing Director of Leedan International Holdings B.V., a principal shareholder of the Company.

     Boaz Harel was appointed to the Board in November 1996 and elected as Chairman of the Board on July 2, 1997. From 1991 to 1993, Mr. Harel was the founder and managing director of Mashik Business and Development Ltd., an engineering consulting company. From 1993 to 1997, Mr. Harel had been the Managing Director of Leedan Business Enterprise Ltd. ("Leedan"), which was the beneficial owner of approximately 56% of the Company's Common Stock. Since January 1994, Mr. Harel has served as a member of the Supervisory Board of ICTS International N.V. until 2001 and since September 1996 until 2001, Mr. Harel served as the Chairman of ICTS - USA, Inc., a former indirect subsidiary of Leedan.

     David W. Sass for the past 42 years has been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, general counsel to the Company, a Director of ICTS
     International NV since 2002, a company engaged in the filed of aviation security services and solutions in high-risk environments and an honorary trustee of Ithaca College. He is also a director of BarPoint.com, Inc. since 1995, an online and wireless product information and shopping service provider. He became a director of Inksure Technologies, Inc. in 2003, a company which develops, markets and sells customized authentication systems designed to enhance the security of documents and branded products and to meet the growing demand for protection from counterfeiting and diversion. He is also a director of several privately held corporations.

Item 10.          Executive Compensation.

     The following table sets forth compensation awarded to, earned by or paid to executives of the Company. During such fiscal year, the Company did not grant any restricted stock awards or stock appreciation rights to any of its executives.


                                                     Annual Compensation                Awards


                  Name and
                  Principal Position                 Fiscal            Salary($)     Bonus    Other Annual           Securities
                                                                                               Compensation($)       Underlying
                                                                                                                      Options

                  Boaz Harel (1)                      2002              $  22,917
                  Chairman of the Board               2001              $  50,000                                      57,500
                                                      2000              $ 100,000

                  M. Albert Nissim(2                 2002              $  96,000
                  President                          2001              $ 114,000                                       70,000
                                                     2000              $ 114,000

                  David W. Sass                      2002              -0-
                  Secretary                          2001              -0-
                  __________________

     (1) The Company has a compensation plan for Mr. Boaz Harel and/or Leedan Business Enterprises, Ltd. ("Leedan"), the Company which provided management services to the Company by making Mr. Harel available to the Company. Leedan was a principal shareholder of the Company. The plan provides aggregate remuneration to Mr. Harel and/or Leedan of $100,000 per annum plus 5% of the Company's pre-tax income above $1,000,000 annually. Leedan and Mr. Harel determine how such compensation will be divided between them. The annual salary is currently not being paid.

     (2) In July 1997, the Company extended the Employment Agreement with M. Albert Nissim as President for an indefinite period, at a salary of $6,000 per month. Effective April 1, 1998, Mr. Nissim's compensation was increased to $9,500 per month. In addition, he was awarded a $12,000 bonus. The Agreement may be terminated by either party on not less than 90 days prior to notice. Effective September 1, 2002, Mr. Nissim's compensation was reduced to $5,000 per month.

                           Compensation of Directors.

     The outside Directors of the Company receive cash compensation of $300 per meeting in his or her capacity as a director when there is a telephonic meeting and $500 when the Board meets in person.

                          Options Issued to Executives.

     The table below sets forth information regarding option grants to executive officers and Directors and former Directors of the Company.


                                      Number of                 Exercise Price
            Name                   Options Granted                Per Share                Expiration Date

M. Albert Nissim                     70,000                      $2.00                       November 8, 2005

David W. Sass                         6,000                      $2.00                       November 8, 2005

Richard Fried                        19,500                      $2.00                       November 8, 2005

Tamar Lieber                         19,500                      $2.00                       November 8, 2005

Joseph Samuels                       12,000                      $2.00                       November 8, 2005

Boaz Harel                           57,500                      $2.00                       November 8, 2005

Lynda Davey                          12,000                      $2.00                       November 8, 2005




Item 11.    Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the holdings of the Common Stock as of March
     24, 2003 by each person or entity known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock and by (1) each director and named executive officer; and
     (2) all directors and executive officers as a group.

                                                              Number of Shares                  Percent
                  Name                      Title             of Common Stock
                                                              of Class

                  ICTS International N.V.                       693,183 (1)                        14.5%
                  Biesboch 225
                  1181 JC Amstelveen
                  The Netherlands

                  Lancer Partners L.P.                           365,834 (2)                        7.6%
                  375 Park Avenue, Ste. 2006
                  New York, NY 10166

                  Harmony Ventures BV                         2,191,338(3)                         45.8%
                  c/o FTC Trust
                  2240 BA Wassenaar
                  The Netherlands

                  Rogosin International B.V.                     385,750 (4)                       8%
                  One Rockefeller Plaza,
                  Ste. 2412
                  New York, NY 10020

                  M. Albert Nissim          President and        73,200 (5)                        1.5%
                  One Rockefeller Plaza     Director
                  Suite 2412
                  New York, NY

                  Boaz Harel                                        -0-
                  1 Rockfeller Plaza
                  Suite 2412
                  New York, New York 10020

                  David W. Sass             Secretary and         6,000(6)                           *
                  c/o 260 Madison Avenue    Director
                  18th Floor
                  New York, New York 10016

                  Directors and
                  Executive
                  Officers as a
                  group (3 persons)                              2,868,838 (7)                       60%

     * Less than 1%

     (1) Includes a 5 year Warrant to purchase 13,000 shares at a price of $2.25 per share, a 3 year warrant to purchase 5,883 shares a price of $1.00 per share and 235,300 shares of common stock owned by a wholly owned subsidiary.

     (2) Includes a 1 year Warrant to purchase 25,000 shares at a price of $3.00 per share. Does not include 27,500 shares owned by Michael Lauer, the General Partner of Lancer Partners, L.P.

     (3) Harmony Ventures B.V., holds 46.5% of the issued and outstanding Common Stock of the Company. Certain members of the family of Mr. Boaz Harel, a director of the Company, collectively, own approximately 50% of the outstanding shares of Harmony Ventures BV. Includes a 1 year Warrant to purchase 30,000 shares at a price of $3.00 per share and a 3 year warrrant to purchase 19,188 shares at a price of $1.00 per share.

     (4) Includes a 5 year Warrant to purchase 5,750 shares at a price of $2.25 per share.

     (5) Includes 70,000 options exercisable at $2.00 per share.

     (6) Include 6,000 options exercisable at $2.00 per share.

     (7) Does not include any options or warrants referred to in notes (1), (2),
     (3), (4), (5) and (6), hereof, but includes the shares owned by Harmony Ventures BV.

Item 12. Certain Relationships and Related Transactions Certain Transactions.

                                    N/A

Item 13. Exhibits & Reports on Form 8-K

     (A) The Following financial statements are included in Part II, Item 7:

     Independent Auditors' Report by Lazar Levine & Felix, LLP for the years ended December 31, 2002 and 2001

     Balance Sheets as of December 31, 2002 and 2001.

     Statements of Operations for the years ended December 31, 2002 and 2001.

     Statements of Comprehensive Income (Loss) for the years ended December 31, 2002 and 2001.

     Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2002 and 2001.

     Statements of Cash Flows for the years ended December 31, 2002 and 2001.

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

Item 14.  Controls and Procedures

(a) Based on his evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's President and Principal Accounting Officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PIONEER COMMERCIAL FUNDING CORP.


                        By:_____________________________
                             Name: M. Albert Nissim
                             Title: President

                             Date: March      , 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       By:_______________________________
                             Name: M. Albert Nissim
                             Title: President and Chief Financial Officer

                             Date: March , 2003

                       By:________________________________
                             Name: Boaz Harel
                             Title: Director

                             Date: March , 2003

                       By: _______________________________
                            Name: David W. Sass
                            Title: Director & Secretary

                            Date: March , 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Pioneer Commercial Funding Corp.


               We have audited the accompanying balance sheets of Pioneer Commercial Funding Corporation (a New York corporation) as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Commercial Funding Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has ceased issuing loans in its' mortgage warehouse lending business. The Company has also suffered recurring losses from operations and has negative working capital and net worth. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     LAZAR LEVINE & FELIX LLP

New York, New York
March 5, 2003



                        PIONEER COMMERCIAL FUNDING CORP.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001

                                   - ASSETS -

                                                                                      2002                2001
CURRENT ASSETS:
     Cash and cash equivalents                                              $      1,135,198     $         38,124
     Receivable for loans shipped                                                  1,716,969            1,716,969
     Notes receivable - net of reserve                                                72,265              150,504
     Prepaid and other current assets                                                 39,454               66,057

TOTAL CURRENT ASSETS                                                               2,963,886            1,971,654

OTHER ASSETS:
     Investment securities available for sale                                        574,870              442,863
     Notes receivable - net of current portion                                         3,979               76,244
     Other assets                                                                     25,000               25,000

TOTAL ASSETS                                                                $      3,567,735     $      2,515,761


                                         - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
     Mortgage warehouse loans payable                                             3,241,010     $      3,241,010
     Accounts payable and accrued expenses                                           41,809               68,134
     Accrued interest and fees                                                      995,994              623,433
     Deferred loan fees                                                              29,000               29,000
     Deferred legal fees                                                             65,395               65,395
     Subordinated debt                                                            1,000,000            1,000,000

TOTAL CURRENT LIABILITIES                                                         5,373,208            5,026,972

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
 Common  stock  - $.01  par  value;  authorized  20,000,000  shares;
  3,778,663  and
 3,403,663 shares issued and outstanding for 2002 and 2001, respectively             37,787               34,037
     Additional paid-in capital                                                  17,393,770           16,647,520
     Common stock subscribed                                                        900,000                   -
     Accumulated deficit                                                        (20,011,155)         (18,934,886)
     Accumulated other comprehensive income (loss)                                 (125,875)            (257,882)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                             (1,805,473)          (2,511,211)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $   3,567,735     $      2,515,761



The accompanying notes are an integral part of these financial statements.



                        PIONEER COMMERCIAL FUNDING CORP.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                      2002                2001
INCOME:
     Interest income                                                               $      23,003      $      78,261
     Processing fees                                                                          -               5,850

TOTAL INCOME                                                                              23,003             84,111

INTEREST AND FEE COSTS:
     Interest expense - warehouse line of credit and subordinated debt                   385,061            449,544
     Bank charges and facility fees                                                           -                 327

TOTAL INTEREST AND FEE COSTS                                                             385,061            449,871

NET INTEREST AND FEE (LOSS)                                                             (362,058)          (365,760)

     Loan loss provisions (recovery)                                                         726           (120,297)
                                                                                        (362,784)          (245,463)
OTHER OPERATING EXPENSES:
     Compensation and benefits                                                           125,490            171,328
     Professional and consulting fees                                                    412,421          1,121,901
     Utilities                                                                            11,819             10,660
     Rent                                                                                 29,215             25,736
     Other                                                                               139,007            143,867

TOTAL OTHER OPERATING EXPENSES                                                           717,952          1,473,492

LOSS FROM OPERATIONS                                                                  (1,080,636)        (1,718,955)

OTHER INCOME AND (EXPENSE):
     Interest income - other                                                               5,594             13,852
     Litigation settlement                                                                -               1,000,000
     Loss from sale of securities                                                             -             (10,425)

TOTAL OTHER INCOME                                                                         5,594          1,003,427

LOSS BEFORE TAXES                                                                     (1,075,142)          (715,528)

     Provision for taxes                                                                   1,127                902

NET LOSS                                                                           $  (1,076,269)     $    (716,430)

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK                                   $      (0.29)      $      (0.21)

WEIGHTED AVERAGE NUMBER OF SHARES                                                      3,731,788          3,403,663

The accompanying notes are an integral part of these financial statements.



                        PIONEER COMMERCIAL FUNDING CORP.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                                       2002                2001

NET LOSS                                                                                       $   (1,076,269)     $     (716,430)

     Change in unrealized gain (loss) on investment in securities available for sale                  132,007            (141,632)

COMPREHENSIVE NET LOSS                                                                         $     (944,262)     $     (858,062)



The accompanying notes are an integral part of these financial statements.


                        PIONEER COMMERCIAL FUNDING CORP.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                                                        Total
                                            Additional                                           Other             Stockholders'
                              Common         Paid-In        Common Stock        Accumulated      Comprehensive          Equity
                              Stock          Capital         Subscribed          Deficit         Income (Loss)        (Deficit)


Balance, December 31, 2000   $34,037        $16,647,520     $        -        $(18,218,456)     $(116,250)     $   (1,653,149)

Change in unrealized loss on
   investment in securities
   for sale                       -                -                 -                  -         (141,632)           (141,632)

Net loss                          -                -                 -            (716,430)             -             (716,430)

Balance, December 31, 2001    34,037       16,647,520                -         (18,934,886)       (257,882)         (2,511,211)

Change in unrealized loss on
   investment in securities
   for sale                       -                -                 -                  -          132,007             132,007

Proceeds from sale of common
   stock                       3,750          746,250                -                  -               -              750,000

Proceeds from common stock
   subscribed                     -                -            900,000                 -               -              900,000

Net loss                          -                -                 -          (1,076,269)             -           (1,076,269)

Balance, December 31, 2002   $37,787       $17,393,770  $        900,000  $     (20,011,155) $     (125,875)     $   (1,805,473)




The accompanying notes are an integral part of these financial statements.




                                                   PIONEER COMMERCIAL FUNDING CORP.
                                                       STATEMENTS OF CASH FLOWS
                                            FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                                    2002                 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                   $ (1,076,269)      $     (716,430)
     Adjustments to reconcile net loss to net cash (used in) operating activities:
        Loan loss reserve and provision for bad debts                                                 -                   (94,021)
        Loss from sale of securities                                                                  -                    10,425
        Note receivable written off                                                                  82,740               367,551
     (Increase) decrease in:
        Mortgage warehouse loans receivable                                                           -                    45,385
        Accrued interest receivable                                                                   -                    (6,900)
        Prepaid expenses                                                                              -                   (15,755)
        Notes receivable                                                                             67,764                40,992
        Other assets                                                                                 26,603                 7,199
     Increase (decrease) in:
        Accrued interest payable                                                                    372,561               (68,624)
        Accounts payable and accrued expenses                                                       (26,325)             (258,960)
          Net cash (used in) operating activities                                                  (552,926)             (689,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of securities                                                                 -                 8,325
          Net cash provided by investing activities                                                       -                 8,325

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) in borrowings used in operations                                                      -               (20,000)
     Net proceeds from issuance of stock                                                           1,650,000                -
          Net cash provided by (used in) financing activities                                      1,650,000              (20,000)

NET INCREASE (DECREASE) IN CASH                                                                    1,097,074             (700,813)

     Cash and cash equivalents at beginning of year                                                   38,124              738,937

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                         $ 1,135,198       $       38,124

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest expense                                                                            $    12,500       $      500,000
     Income taxes                                                                                $     1,127       $        1,034

NONCASH FINANCING ACTIVITIES:
     Conversion of mortgage loans receivable to notes receivable                                 $        -        $      185,000




The accompanying notes are an integral part of these financial statements.
                                       F-6



                        PIONEER COMMERCIAL FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

Pioneer's Reorganization:

               On April 2, 1993,  Pioneer  emerged from Chapter 11 of the United
               States  Bankruptcy  Code  pursuant to a confirmed  First  Amended
               Modified Plan of Reorganization ("POR"). From June 14, 1993, when the Company commenced active operations following its emergence from Chapter 11, until fiscal year ended March 31, 1997, it operated with limited financing sources and substantially all of the business conducted by the Company was with one to four mortgage banking companies.

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

                        PIONEER COMMERCIAL FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

               For the years ended December 31, 2002 and 2001, the exercise price exceeded the average sale price for most options and warrants, and the impact of conversion of the warrants and options would have been antidilutive or immaterial. Therefore, the options and warrants were not considered in the calculation of earnings (loss) per common share.

Concentration of Credit Risk/Fair Value:

               Financial  instruments  that  potentially  subject the Company to
               concentration   of  credit  risk  consist   principally  of  cash
               investments.

               The Company maintains, at times, deposits in federally insured financial institutions in excess of federally insured limits.
               Management monitors the soundness of these financial institutions and feels the Company's risk is negligible.

               As of December 31, 2002 and 2001, the fair value of cash and cash equivalents, notes receivable, obligations under accounts payable and debt instruments approximate the carrying value.

Marketable Securities:

               At December 31, 2002 and 2001,  marketable  securities  have been categorized as available for sale and, as a result, are stated at fair value in accordance  with  Statement of Financial  Standards
               No. 115,  "Accounting for Certain  Investments in Debt and Equity
               Securities".   Unrealized   gains  and  losses  are  included  in
               shareholders' equity as other comprehensive income (loss).

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Employee stock options:

The Company follows Statement of Financial  Accounting  Standards No. 123 ("SFAS
No. 123"),  "Accounting for Stock-Based  Compensation." As permitted by SFAS No.
123, the Company elected to follow  Accounting  Principles  Board Opinion No. 25
("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for employee stock options. As opposed to SFAS
No. 123, which is a fair value-based method, APB No. 25 provides that compensation expense related to the Company's employee stock options be measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that elect to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company expects to continue following the guidance under APB No. 25 for stock-based compensation to employees (see Note L).

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Plan, consistent with the methodology prescribed by SFAS No. 123, then the Company's net loss per share would be increased to the pro forma amounts indicated below:

                                                                                           2002               2001
Net loss, as reported                                                                $  (1,076,269)     $  (716,430)
Deduct:  Total  stock-based  employee  compensation  expense  determined under fair
  value based method for all awards, net of related tax effects                            210,255              -
Pro forma net loss                                                                   $  (1,286,524)     $  (716,430)
Loss per share:
Basic and diluted - as reported                                                      $       (0.29)     $      (.21)
Basic and diluted - pro forma                                                        $       (0.34)     $      (0.21)

The fair value of the options was estimated using the BlackpScholes model with the following weighted average assumptions: expected volatility of 230%; risk free interest rate of 2.35%; and expected lives of 1 to 3 years.

Recent pronouncements:

On May 1, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No.
4, 44, and 64,  Amendment of FASB Statement No. 13, and Technical  Corrections."
SFAS No. 145 is effective for the Company's fiscal year beginning January 1, 2003. This new standard will not have any impact on the Company's operating results and financial position.

On July 30, 2002, the FASB issued  Statement of Financial  Accounting  Standards
No. 146,  "Accounting  for Costs  Associated  with Exit or Disposal  Activities"
("SFAS 146"), that is applicable to exit or disposal activities  initiated after
December  31,  2002.  This  standard  requires   companies  to  recognize  costs
associated  with exit or disposal  activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This standard does not apply where SFAS 144 is applicable.  The adoption of this standard will not currently impact the Company.

In November 2002, the Auditing  Standards  Board issued SAS 100 which  spercedes
SAS 71, effective for interim periods within fiscal years beginning after December 15, 2002. This Standard gives additional guidance to accountants as to procedures to be applied when performing a review of interim financial statements.

On  December  31,  2002,  the FASB  issued  Statement  of  Financial  Accounting
Standards No. 148,  "Accounting  for  Stock-Based  Compensation - Transition and
Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods beginning after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS
123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation. The adoption of this standard will not currently impact the Company's financial statements.

NOTE C - GOING CONCERN UNCERTAINTY:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has ceased issuing loans in its mortgage warehouse lending business, has sustained substantial operating losses over the last two years and has used substantial amounts of working capital in its operations. Management of the Company determined that the Company did not meet the revenue objectives for its mortgage warehouse lending business and did not expect the Company to be able to meet these objectives in the foreseeable future. The Company sold all its operating assets and is exploring other business opportunities. During the year ended December 31, 2002, the Company's primary source of capital was $750,000 from the issuance of common stock and $900,000 from common stock subscribed from two private placement offerings.

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

NOTE D - MORTGAGE WAREHOUSE LOANS RECEIVABLE/PAYABLE:

Loans receivable were generally due within sixty days from the date funded, with an average outstanding period of 33 days and interest payable ranging from prime plus 1.75% to prime plus 2.0%. Similarly, all of the related loans payable were due within the same time frame. During the fiscal year ended March 31, 1997, the Company obtained a $25 million revolving line of credit pursuant to a security agreement between the Company and Bank One, Texas, N.A. ("Bank One"). The
Company paid interest on advances at the "prime rate" of interest, quoted from time to time by the Wall Street Journal plus or minus one-eighth of a percent.
As collateral security for its indebtedness to Bank One the Company granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loan funded by it with moneys advanced under its Bank One credit line and all mortgages or other forms of collateral security obtained by the Company in connection with the funding of such loans. On August 25, September 26 and December 12, 1997,
Bank One amended the credit facility to provide the Company with $35,000,000, $50,000,000 and $60,000,000, respectively. Effective June 30, 1998 Leedan
Business Enterprise Ltd. ("Leedan"), a 49% owner of the Company, entered into a Capital Maintenance Agreement with Bank One wherein Leedan agreed to cause capital contributions or subordinated debt advances, up to $2 million, to be made to the Company in order to maintain an adjusted Company net worth of a least $8 million, upon official written request by Bank One, which to date has not been received by the Company. This agreement continues in effect until the Company has paid its obligation to Bank One and Bank One terminates its commitment to supply the Company credit. On September 1 and September 15, 1998,
Bank One amended the credit facility to decrease the borrowing limit to $55,000,000 and $50,000,000 respectively. The credit facility expired on October
30, 1998, whereupon Bank One agreed to continue funding the Company's loans until the facility was renewed or another lender replaced Bank One. On February
18, 1999, Bank One renewed the credit facility with a borrowing limit of $40,000,000 through April 30, 1999. This credit facility was subsequently extended to September 30, 1999 and as of the date of these financial statements, no additional renewal was granted by Bank One. At December 31, 2002, the Company continues to owe Bank One $3,241,010 which bears interest at the bank's prime rate plus 4% per annum (which was 8.25% at December 31, 2002).


NOTE E - LOANS HELD FOR RESALE

               In September 1999, the Company used a portion of the proceeds from the sale of fixed assets (see Note A) and acquired 36 stale loans for $574,774 from Bank One. At December 31, 2001, the balance of these loans have been written down to zero.

NOTE F - RECEIVABLE FOR LOANS SHIPPED:

During October 1997, the Company warehoused $1.7 million in mortgages for the same customer as described in Note E above, who used a third party conduit, American Financial Mortgage Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's bank.
The investor miswired the funds to the conduit's bank, Corestates Bank, N.A. The conduit's bank refused to return the funds. The Company is taking actions, including legal action, to collect the funds from the conduit, the conduit's guarantor, the investor and the conduit's bank. The Company's lender, Bank One
Texas, N.A. ("Bank One"), has joined the litigation as a co-plaintiff in support of the Company's position. In addition, the Company has a $5 million personal guarantee from the third party conduit's primary shareholder and an additional
$2 million guarantee from the customer's primary shareholder. In June 2000, the Company received a check in the amount of $219,828 which represented payment for a settlement reached with Norwest Funding, Inc. After trial, on December 4, 2000 a judgment was entered (a) against the bank and in favor of the Company as follows: compensatory damages in the amount of $1,779,520 plus interest of $78,854, consequential damages in the amount of $13,500,000, punitive damages in the amount of $40,500,000, for a total of $55,858,374 and (b) in favor of the Company against American Financial Mortgage Corp. and Thomas F. Flatley as follows: compensatory damages on the contract and conversion in the amount of $1,779,520 plus interest of $890,443 on the contract claims, attorney's fees in the amount of $1,200,000, for a total of $3,869,963. In November 2001, the Company settled its litigation against Thomas F. Flatley for $1,000,000. This amount has been recorded as other income in the statement of operations. The other defendants have appealed the judgment. On March 18, 2002, the Superior
Court in Pennsylvania issued its opinion in the appeal affirming the lower courts judgment of $1,779,520 compensatory damages and $13,500,000 consequential damages against the bank. Accrued interest from judgment date is applicable. The court ordered a new trial solely on the award of punitive damages in the amount of $40,500,000. Thereafter, the remaining defendants appealed the Superior
Court's verdict to the Pennsylvania Supreme Court. The Supreme Court has not decided whether it will hear this appeal.No assurance can be given as to the ultimate outcome of this litigation. The Company has only reflected the original
$1.7 million receivable on its balance sheet.

NOTE G - INVESTMENT SECURITIES AVAILABLE FOR SALE:

On July 7, 1997, the Company purchased 300,000 shares, at $.75 per share, of Fidelity First Mortgage Corp., NASDAQ (FFIR) for a total investment of $225,000.
On May 6, 1999, management of FFIR approved a 1 for 50 reverse stock split, reducing the Company's number of shares to 6,000. In November 1999, the Company received 1,250 restricted bonus FFIR shares. FFIR shares closed on December 31, 2002 and 2001 at $4.50 and $2.60 per share, respectively (before the reverse stock split), resulting in an unrealized gain of $132,007 and an unrealized loss of $141,632 in 2002 and 2001, respectively.


On February 23, 2001, the Company signed an agreement with FFIR to convert warehouse loans, accrued interest and fees receivable in the aggregate amount of $494,496 into 164,832 restricted shares of FFIR. These shares were valued at $3.00 per share.

At December 31, 2002 and 2001, these shares were valued as required by Financial
Accounting   Standards  Board   Statement  No.  115,   "Accounting  for  Certain
Investments in Debt and Equity Securities."  Fidelity First Mortgage,  which was also a  customer  of the  Company,  is based in  Columbia,  Maryland  and  funds conforming and non-conforming  single family residential  mortgages in Maryland,
Virginia,  Delaware,  Florida,  North and South  Carolina.  The  following  is a summary of investment in securities available for sale.

                                                         2002             2001
Cost                                               $   700,745   $       700,745
Accumulated other comprehensive loss                  (125,875)         (257,882)
                                                   _____________   _____________
                                                  $   574,870   $       442,863
                                                  ============  ================



NOTE H - NOTES RECEIVABLE:

               2002 2001 On November 18,  1998, a settlement  was reached with a guarantor  of a mortgage  banking  customer's  defaulted  line of credit.  Pursuant to the settlement,  the guarantor issued to the
               Company two  installment  notes in the  amounts of  $265,103  and
               $470,000,  respectively.  These notes bear  interest at a rate of
               8.25% per annum and are payable quarterly commencing three months from November 18, 1998,  the date of issuance of the notes.  Both
               notes  mature  November  18,  2000.  Due to the  default of these                    2002         2001
               notes,  the Company  recorded a 100% reserve  against the amounts                _________        _________
               due.                                                                              $ 735,103      $ 735,103

               On March 29, 1999, a settlement  was reached with two clients and their guarantor wherein the remaining loans on each client's line and interest and fees due through  October 31, 1998 were replaced with a note from each client guaranteed by the client's guarantor in the  amounts of  $453,430  and  $204,640,  respectively,  each payable in  sixteen  monthly  installments  plus  interest  at an annual rate of 10%. Both notes matured June 29, 2000.  Due to the default of these  notes,  the  Company  recorded  a 100%  reserve
               against the amounts due.                                                             82,740        82,740

               In April 2001,  the  Company  received a  promissory  note in the amount  of  $185,000  plus  interest  at 10% per  annum  as final settlement for unpaid warehouse loans and interest  receivable in the  aggregate  amount of  $263,996.  The Company had  previously booked a loan loss reserve of $234,637 against these  outstanding receivables. This note is payable $5,000 upon signing; $7,000 per month during the periods  June 1, 2001  through  October 1, 2001,
               February  1, 2002  through  October  1,  2002,  February  1, 2003 through  October 1, 2003 and $4,000 per month  during the periods
               November  1, 2001  through  January  1,  2002,  November  1, 2002 through  January 1, 2003 and November 1, 2003 through  January 1,
               2004, net of reserve.                                                                76,244         144,008
                                                                                                   894,087         961,851

Less:  reserve                                                                                    (817,843)       (735,103)
                                                                                                    76,244         226,748

Less:  current portion                                                                              72,265         150,504

                                                                                                  $  3,979   $      76,244
                                      F-14                                                        =========  ==============


NOTE I - INCOME TAXES:

The components of the provision for income taxes are as follows:

                                                                                         2002                    2001
                                                                                         ____                    _____
                       Current:
                          Federal                                                    $      -                $      -
                          State                                                          1,127                     902
                                                                                         1,127                     902
                       Deferred:
                          Federal                                                           -                       -
                          State                                                             -                       -
                       Provision for income taxes                                    $   1,127               $     902
                                                                                     ==========                 =======

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

                                                                                        2002                    2001


                     Net operating losses                                           $  7,004,000            $  6,664,000
                     Valuation allowances                                             (7,004,000)             (6,664,000)
                                                                                    $         -             $         -
                                                                                        =========               =========

At December 31, 2002, the Company had net operating loss (NOL's) carryforwards available for income tax purposes of approximately $20.6 million expiring in varying amounts through 2022. Approximately $1 million of the NOL's are limited in use pursuant to a change in ownership in November 1994.


NOTE J - DEFERRED LEGAL FEES:

Deferred legal fees are a consequence of the POR (see Note M) and are payable in four annual installments which began on April 16, 1994. The Company has not paid the April 1996, 1997 and 1998 installments aggregating $65,395 as of December
31, 2002.


NOTE K - STOCKHOLDERS' EQUITY:

Common Stock:

In December  2002,  the Company  received  $900,000  from the sale of  1,000,000 shares of common stock in a private placement offering (see Note O).

On February 15, 2002, the Company issued 375,000 shares of common stock for $750,000 in a private placement offering.



NOTE K - STOCKHOLDERS' EQUITY (Continued):

Subordinated Debt:

On November 26, 1997, the Company issued $1,000,000 in subordinated debt as part of a $4 million private placement. The private placement provided for a minimum purchase of $250,000 (1 unit) with each unit obtaining 7,500 Warrants that allow for the purchase of 7,500 shares. The exercise price of the shares is equal to the price of the Company's stock as of the date of issue of the subordinated debt. The 30,000 Warrants outstanding (7,500 per unit for 4 units) expired on December 31, 2002. The subordinated debt carries an interest rate of 10% per annum and matures on November 25, 2002. The debt holder has agreed to not request payment of this debt until the Bank One line of credit is replaced.
The  Company's  stock price on November 26, 1997 was $2.875.

 Dividend Restriction:

The holders of the Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The common stockholders are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available. As of December 31, 2002, in management's opinion, it is not anticipated that dividends will be paid on common stock in the foreseeable future as certain of the debt instruments to which the Company is a party to prohibit or restrict the payment of dividends (see Note M for further discussion of restrictions under the POR).

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


NOTE L - STOCK OPTION PLANS AND WARRANTS (Continued):

Stock option plans (Continued):

The Company has issued additional options outside the Plan at the discretion of its Board of Directors ("BOD"). During the year ended December 31, 2002, 196,500 options were granted for a three year term and an exercise price of $2.00 per share.

The following table summarizes information related to shares under option and shares available for grant under the Plan and separate actions of the BOD.

Weighed average fair value of options granted during the year is as follows:

                                                                                                 Weighted Average
                                                                                  Options         Exercise Price
   Outstanding, December 31, 2000                                                   190,500    $        4.96
   Weighted average fair value of options granted during 2000                                  0
      Granted                                                                            -                 -
      Exercised                                                                          -                 -
      Canceled                                                                      (67,500)            3.75
   Outstanding, December 31, 2001                                                   123,000             5.62
   Weighted average fair value of options granted during 2001                                              -
      Granted                                                                       196,500             2.00
      Canceled/expired                                                             (123,000)            5.62
   Outstanding, December 31, 2002                                                   196,500             2.00
   Weighted average fair value of options granted during 2002                                           2.00
   Options exercisable:
      December 31, 2001                                                             123,000    5.62
      December 31, 2002                                                             196,500             2.00


The exercise price for options outstanding as of December 31, 2002 is $2.00. The weighted-average remaining contractual life of these options is approximately
2.7 years. Outstanding options at December 31, 2002 were held by 7 individuals.

Warrants:

On September 30, 2000, the Company issued 104,630  warrants to purchase  104,630 shares of common stock at $3.00 per share to the parties who acquired  shares in a private  placement  in  September  2000,  and to the  holders of the loans and accrued  interest that were converted  into common stock.  The fair value of the warrants was estimated using the Black-Scholes model with the following weighted average  assumptions:  expected  volatility of 100%;  risk free interest rate of
5.30%;  and  expected  lives of 1 to 3 years.  Accordingly,  for the year  ended
December 31, 2000, compensation expense aggregating $171,594 was recorded. These warrants expired on December 31, 2002, unexercised.

In February 2002, the Company issued warrants to purchase 18,750 shares of common stock at an exercise price of $2.25 per share to the parties who acquired shares in the private placement. These warrants expire on February 1, 2005.

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

For the years ended December 31, 2002 and 2001 the Company had not generated income that resulted in payment on the Notes. Accordingly, no liability has been reflected in the Company's balance sheet for the Notes or the professional fees for 2001 or 2002.

As of December 31, 2002, the Company was unable to determine whether it is probable that it will generate income in future years which would result in payments on the Notes. As such, no future liability has been reflected in the Company's balance sheet for the Notes or the professional fees.

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

Lease Obligation:

The Company was the lessee of 6,846 square feet of office space located in Woodland Hills, California through October of 2007. The Company vacated this office space in September 1999. The monthly base rent through September 2002 is $13,692 and for years six through ten is $15,745. Although the Company has vacated the office space, a written release was not obtained from the landlord even though the office space was subsequently rented to another tenant.
Management is of the opinion that any liability under the lease terminated when the premises was vacated and when a $150,000 certificate of deposit which was security for a letter of credit in favor of the landlord was claimed by the landlord for unpaid rent. Accordingly, no accrual has been made in these financial statements for any potential liability under this lease.


NOTE M - COMMITMENTS AND CONTINGENCIES (Continued):

Lease Obligation (Continued):

The Company rents office space on a month to month basis from a shareholder of the Company for approximately $3,000 per month.

Rent expenses for the years ended December 31, 2002 and 2001 aggregated  $29,215 and $25,726, respectively.

Employment Agreement:

In July 1997,  the Company  extended  the  Employment  Agreement  with M. Albert
Nissim as President for an indefinite  period,  at a salary of $6,000 per month.
Effective April 1, 1998, Mr. Nissim's compensation was increased to $9,500 per month. In addition, he was awarded a $12,000 bonus. The Agreement may be terminated by either party on not less than 90 days prior notice. Effective
September 1, 2002, Mr. Nissim's compensation was reduced to $5,000 per month.

Other Agreement:

The Company has approved a compensation plan for a director and/or Leedan, the company which provides management services to the Company. Leedan is also a principal shareholder of the Company. The plan provides aggregate remuneration to the director and/or Leedan of $100,000 per annum plus 5% of the Company's net income (pre-tax) above $1,000,000 annually. Leedan and the director will determine how such compensation will be divided between them. Effective January
1, 2001, remuneration was reduced to $4,167 per month and effective June 16, 2002 remuneration was reduced to $0.


NOTE N - LITIGATION:

The Company instituted an action against an individual (a former shareholder) in connection with his default of two promissory notes in the amounts of $470,000 and $265,000, respectively. The individual is seeking to avoid responsibility on the notes on the grounds that he executed the notes and an agreement to relinquish his stockholdings for other amounts due without a full understanding of the possible verdict in the case the Company brought against Corestates
Bank N.A. (see Note F). The Company is of the opinion that there is no merit to this action as full information had been provided to such individual prior to execution of the notes.


NOTE O - SUBSEQUENT EVENT:

     (i) In January 2003, subsequent to the balance sheet date, the Company issued 1,000,000 shares of the Company's common stock for the $900,000 of proceeds received in December 2002 from a private placement offering. The
     Company also issued 25,001 warrants to purchase 25,001 shares of common stock at $1.00 per share to the parties who acquired shares in the private placement. These warrants are exercisable on January 6, 2003 and expire on January 6, 2006.

     (ii) Effective February 20, 2003, the Company is no longer listed on the NASDAQ stock market as a result of its' no longer meeting NASDAQ's listing qualifications. There can be no assurance that the Company will meet
     NASDAQ's requirements in the future so that it may re-apply for listing, nor can there be assurance that, even if the Company does meet NASDAQ's listing requirements, the Company will be accepted by NASDAQ. In order to conserve cash the Company has withdrawn as a reporting company under
     Section 12(g) of the Securities Exchange Act of 1934, with the result that the Company will no longer be required to file annual and quarterly reports with the Securities and Exchange Commission. The Company will however keep shareholders apprised of the financial condition and business of the Company from time to time as management deems necessary and appropriate.
     The effect of this withdrawal may affect a shareholders ability to sell his securities if there are no current financial information available.

