Form 10QSB
period 2003-03-31
PIONEER COMMERCIAL FUNDING CORP /NY/
filed 2003-05-14
CIK 867713

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

There were 4,778,663 shares of the registrant's common stock outstanding as of March 31, 2003.

                        PIONEER COMMERCIAL FUNDING CORP.


                             - FORM 10QSB - INDEX -



                                                                                                                 Page(s)
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements:

               Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002                                     1

               Statements of Operations for the Quarters Ended March 31, 2003
               and 2002 (unaudited)                                                                                   2

               Statements of Comprehensive Income (Loss) for the Quarters Ended
               March 31, 2003 and 2002 (unaudited)                                                                    3

               Statements of Cash Flows for the Quarters Ended March 31, 2003
               and 2002 (unaudited)                                                                                   4

               Notes to Financial Statements (unaudited)                                                             5 - 7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations

Item 3.        Controls and Procedures                                                                               10

PART II        Other Information:

               Exhibits and Reports on Form 8-K                                                                      10

               SIGNATURES                                                                                            11

               CERTIFICATION                                                                                         12


PART I. Financial Information
Item 1. Financial Statements

                                                   PIONEER COMMERCIAL FUNDING CORP.
                                                            BALANCE SHEETS

                                                              - ASSETS -


                                                                                             March 31,          December 31,
                                                                                                2003                2002
                                                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                           $      1,050,838     $    1,135,198
     Receivable for loans shipped                                                               1,716,969          1,716,969
     Notes receivable-current portion                                                              66,044             72,265
     Prepaid and other current assets                                                              25,343             39,454

TOTAL CURRENT ASSETS                                                                            2,859,194          2,963,886

OTHER ASSETS:
     Investment securities available for sale                                                     463,090            574,870
     Notes receivable - net of current portion                                                         -               3,979
     Other assets                                                                                  25,000             25,000
TOTAL ASSETS                                                                             $      3,347,284     $    3,567,735

                                       - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Mortgage warehouse loans payable                                                    $      3,241,010     $    3,241,010
     Accounts payable and accrued expenses                                                         82,366             41,809
     Accrued interest and fees                                                                  1,091,506            995,994
     Deferred loan fees                                                                            29,000             29,000
     Deferred legal fees                                                                           65,395             65,395
     Subordinated debt                                                                          1,000,000          1,000,000

TOTAL CURRENT LIABILITIES                                                                       5,509,277          5,373,208

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - $.01 par value;  authorized  20,000,000 shares;  4,778,663 and  3,778,663  shares  issued and  outstanding,  at March 31,  2003 and
      December 31, 2002, respectively                                                              47,787             37,787
     Additional paid-in capital                                                                18,283,770         17,393,770
     Common stock subscribed                                                                           -             900,000
     Accumulated deficit                                                                      (20,255,895)       (20,011,155)
     Accumulated other comprehensive income (loss)                                               (237,655)          (125,875)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                           (2,161,993)        (1,805,473)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $      3,347,284     $    3,567,735

The accompanying notes are an integral part of these financial statements.


                                                   PIONEER COMMERCIAL FUNDING CORP.
                                                       STATEMENTS OF OPERATIONS
                                                   FOR THE THREE MONTH PERIODS ENDED
                                                        MARCH 31, 2003 AND 2002
                                                              (Unaudited)

                                                                                                     2003              2002
INCOME:
     Interest income                                                                       $         3,447   $         7,704

TOTAL INCOME                                                                                         3,447             7,704

INTEREST
     Interest expense - warehouse and lines of credit                                               95,512            95,907

TOTAL INTEREST                                                                                      95,512            95,907

NET LOSS BEFORE OPERATING COSTS                                                                    (92,065)          (88,203)

     Loan loss (recovery) and other provision                                                       (5,480)          (27,892)

                                                                                                   (86,585)          (60,311)

OTHER OPERATING EXPENSES:
     Compensation and benefits                                                                      16,433            45,056
     Professional fees                                                                              95,220           115,317
     Utilities                                                                                       4,904             1,189
     Rent                                                                                            5,418             6,750
     Other                                                                                          38,908            42,757

TOTAL OTHER OPERATING EXPENSES                                                                     160,883           211,069

LOSS FROM OPERATIONS                                                                              (247,468)         (271,380)

OTHER INCOME:
     Interest income - other                                                                         3,828             1,050

TOTAL OTHER INCOME                                                                                   3,828             1,050

LOSS BEFORE PROVISION FOR TAXES                                                                   (243,640)         (270,330)

     Provision for taxes                                                                             1,100             1,127

NET LOSS                                                                                   $      (244,740)  $      (271,457)


BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK                                           $         (.05)   $         (.08)


WEIGHTED AVERAGE NUMBER OF SHARES                                                                4,689,774         3,591,163

The accompanying notes are an integral part of these financial statements.

                                                   PIONEER COMMERCIAL FUNDING CORP.
                                               STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                   FOR THE THREE MONTH PERIODS ENDED
                                                        MARCH 31, 2003 AND 2002
                                                              (Unaudited)


                                                                                                        2003                2002

NET LOSS                                                                                            $     (244,740)      $ (271,457)

     Change in unrealized (loss) gain on investment in securities available for sale                      (111,780)         340,664

COMPREHENSIVE NET (LOSS) INCOME                                                                     $     (356,520)      $   69,207


The accompanying notes are an integral part of these financial statements.

                                                   PIONEER COMMERCIAL FUNDING CORP.
                                                       STATEMENTS OF CASH FLOWS
                                                   FOR THE THREE MONTH PERIODS ENDED
                                                        MARCH 31, 2003 AND 2002
                                                              (Unaudited)


                                                                                                      2003                 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                  $      (244,740)    $      (271,457)
     Adjustments to reconcile net loss to net cash (used in) operating activities:
        Loan loss provision (credit)                                                                    (5,480)            (27,892)
     Changes in assets and liabilities:
        Decrease in mortgage warehouse loans receivable                                                  5,480              27,892
        Decrease in prepaid expenses                                                                    14,111              25,201
        Decrease in notes receivable                                                                    10,200               9,470
        Increase in accrued interest payable                                                            95,512              83,407
        Increase in accounts payable and accrued expenses                                               40,557              17,200
          Net cash (used in) operating activities                                                      (84,360)           (136,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                                 -              750,000
          Net cash provided by financing activities                                                         -              750,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                   (84,360)            613,821

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                                             1,135,198              38,124

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                             $     1,050,838     $       651,945

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                                             $            -      $        12,500
     Income taxes paid                                                                         $         1,100     $         1,127


The accompanying notes are an integral part of these financial statements.


                                                   PIONEER COMMERCIAL FUNDING CORP.
                                                     NOTES TO FINANCIAL STATEMENTS
                                                            MARCH 31, 2003
                                                              (Unaudited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Pioneer Commercial Funding Corp. (the Company) was a mortgage warehouse lender providing short-term financing to mortgage bankers who need to hold the mortgage loans they originate pending the nonrecourse sale of such loans to institutional investors in the secondary mortgage market. The Company is in the process of winding down its current operations and will fund no new loans.

Basis of Presentation:

In the opinion of management, the accompanying March 31, 2003 unaudited interim financial statements for the Company, contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 2003 and December 31, 2002 (audited), and the results of operations, comprehensive income (loss) and cash flows for the three month periods ended March 31, 2003 and 2002. The results of operations for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

The accompanying  unaudited interim financial statements,  have been prepared in accordance with instructions to Form 10-QSB and,  therefore,  do not include all information and footnotes  required to be in conformity with generally  accepted accounting principles.  The financial information provided herein, including the
information  under  the  heading,   "Management's  Discussion  and  Analysis  of
Financial  Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's December 31, 2002 audited financial  statements and notes thereto, together with the  Management's  Discussion and Analysis of Financial  Condition
and Results of  Operations  as of December  31, 2002  included in the  Company's filing on March 28, 2003 with the SEC on Form 10-KSB.

From March of 1997 until September 30th of 1999, the Company had a revolving line of credit with Bank One. The credit limit on the line increased from $25 million to $60 million at its peak and decreased to $30 million when the line expired on September 30th. As collateral security for its indebtedness to Bank
One under the Credit Agreement, the Company granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loans funded by the Company with proceeds of the Bank One credit line and all mortgages or other forms of collateral securing the funding of such loans. In addition, Leedan Business
Enterprises Ltd., a major shareholder of the company, had guaranteed Bank One that it would maintain the Company's net worth through an additional investment or loan of up to $2 million. Said guarantee was not met and was not enforced by Bank One.

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


NOTE C - RECEIVABLE FOR LOANS SHIPPED:

During  October  1997,  the Company  warehoused  $1.7 million in mortgages for a
customer  who  used  a  third  party  conduit,   American   Financial   Mortgage
Corporation, to sell its loans to an investor, Norwest Funding, Inc. The Company provided instructions to the third party conduit that the funds were to be wired by the investor to the Company's  bank.  The investor  miswired the funds to the conduit's bank,  Corestates  Bank, N.A. The conduit's bank refused to return the funds. The Company began taking actions,  including legal action, to collect the funds from the conduit, the conduit's guarantor,  the investor and the conduit's bank.  The Company's  lender,  Bank One Texas,  N.A.  ("Bank  One"),  joined the litigation as a co-plaintiff in support of the Company's position.  In addition, the Company has a $5 million  personal  guarantee from the third party conduit's primary  shareholder and an additional $2 million  guarantee from the customer's primary shareholder. In June 2000, the Company received a check in the amount of
$219,828  which  represented  payment  for a  settlement  reached  with  Norwest
Funding,  Inc.  After  trial,  on  December  4, 2000 a judgment  was entered (a)
against the bank and in favor of the Company as follows: compensatory damages in the amount of $1,779,520 plus interest of $78,854,  consequential damages in the amount of  $13,500,000,  punitive  damages in the amount of  $40,500,000,  for a total of $55,858,374 and (b) in favor of the Company against American  Financial
Mortgage  Corp.  and Thomas F. Flatley as follows:  compensatory  damages on the contract and conversion in the amount of $1,779,520 plus interest of $890,443 on the contract claims, attorney's fees in the amount of $1,200,000, for a total of
$3,869,963.  In November 2001, the Company settled its litigation against Thomas
F.  Flatley  for  $1,000,000.  This amount was  recorded as other  income in the statement of operations.  The other  defendants  have appealed the judgment.  On
March 18, 2002,  the Superior  Court in  Pennsylvania  issued its opinion in the appeal  affirming the lower courts judgment of $1,779,520  compensatory  damages and $13,500,000  consequential  damages against the bank.  Accrued interest from the judgment  date is  applicable.  The court  ordered a new trial solely on the award  of  punitive  damages  in the  amount  of  $40,500,000.  Thereafter,  the remaining  defendants  appealed the Supreme Court's verdict to the  Pennsylvania
Supreme  Court.  The  Supreme  Court has not  decided  whether it will hear this appeal. No assurance can be given as to the ultimate outcome of this litigation.
The Company has only  reflected  the  original  $1.7 million  receivable  on its balance sheet.


NOTE D - STOCKHOLDERS' EQUITY:

In January 2003, the Company issued 1,000,000 shares of the Company's common stock for the $900,000 of gross proceeds received in December 2002 from a private placement offering. The Company also issued 25,001 warrants to purchase
25,001 shares of common stock at $1.00 per share to the parties who acquired shares in the private placement. These warrants are exercisable on January 6, 2003 and expire on January 6, 2006.

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

General

From March of 1997 until September 30th of 1999 the Company had a revolving line of credit with Bank One. The credit limit on the line increased from $25 million to $60 million at its peak and decreased to $30 million when the line expired on September 30th. As collateral security for its indebtedness to Bank One under the Credit Agreement, the Company granted to Bank One a security interest in various assets including, but not limited to, all promissory notes acquired by the Company with respect to any loans funded by the Company with proceeds of the Bank One credit line and all mortgages or other forms of collateral securing the funding of such loans. In addition, Leedan Business Enterprises Ltd., a major shareholder of the company, had guaranteed Bank One that it would maintain the Company's net worth through an additional investment or loan of up to $2 million. Said guarantee was not met and was not enforced by Bank One.

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

Three month  Period  Ended March 31, 2003  Compared  with the Three month Period
Ended March 30, 2002:

Revenues. During the three month period ended March 31, 2003 revenues decreased to $3,447 from $7,704 for the three month period ended March 31, 2002. Such decreases in revenues were due to no new loans being funded and less interest being received from outstanding loans.

Direct Costs. During the three month periods ended March 31, 2003 and 2002, interest expense and other bank charges accrued on the Company's revolving line of credit amounted to $95,512 and $95,907, respectively. The slight decrease in interest expense was due to a decrease in the rate of interest charged by the Company's bank.

Other Operating Expenses. The Company's other operating expenses of $160,883 during the three month period ended March 31, 2003 consisted primarily of salary and benefits of $16,433, accounting and legal fees of $95,220, and rent of $5,418. The Company's operating expenses of $211,069 during the three month period ended March 31, 2002 consisted primarily of salaries and benefits of $45,056, legal and accounting fees of $115,317, and rent of $6,750.

Net Loss. During the three month periods ended March 31, 2003 and 2002 the Company incurred net losses of $244,740 and $271,457, respectively, primarily due to the Company's decision to exit the mortgage business and legal expenses incurred from its ongoing litigation.


Liquidity  and Capital  Resources.  At March 31,  2003,  the Company had cash of
$1,050,838, a working capital deficit of $2,650,083 and a current ratio of 0.52 to 1. At the Company's year end of December 31, 2002, it reflected cash of $1,135,198, a working capital deficit of $2,409,322 and a current ratio of 0.55 to 1.

Cash Flow. During the three months ended March 31, 2003, the Company used cash of $84,360, primarily as a result of the net loss for the quarter. During the three months ended March 31, 2002, the Company provided cash of $613,821, primarily as a result proceeds from the issuance of 375,000 shares of the Company's common stock in a private placement offering.

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

Dated:  May 14, 2003




                                 CERTIFICATION

The undersigned being the Chief Executive Officer and Chief Financial Officer of
Pioneer Commercial Funding do hereby certify as follows:


That the undersigned has reviewed each annual and quarterly report and that, based on their knowledge, the reports contain no material misrepresentation or omission and the financial information and other financial information in the reports fairly present in all material respects the financial information and results of operations of the issuer.

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


Dated:  May 14, 2003
                                                     /s/ M. Albert Nissim
                                                     _______________________
                                                     M. Albert Nissim
                                                     Chief Executive Officer
                                                     Chief Financial Officer




                                      -12-
